Form 10-Q
period 1995-02-28
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1995-04-17
CIK 312155

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                              --------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended February 28, 1995

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

                         Commission file number 0-10287

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Missouri                                  43-1182535
- -------------------------------------------   ---------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                  63105
- -------------------------------------------   ---------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (314) 863-7700

- -------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________.

                               Page 1 of 12 Pages

PART I
ITEM 1 - FINANCIAL STATEMENTS:
- ------------------------------

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------
                                                    February 28,   November 30,
                                                        1995           1994
                                                    (Unaudited)
                                                    ------------   ------------

ASSETS:
     Cash and cash equivalents                      $   616,641    $   603,039
     Accounts receivable                                137,724        247,001
     Prepaid expenses and deposits                       19,510         10,845
     Investment property
       Land and improvements                          2,345,598      2,345,598
       Buildings                                     13,013,199     13,013,832
                                                    ------------   ------------
                                                     15,358,797     15,359,430
       Less accumulated depreciation                  7,638,849      7,541,195
                                                    ------------   ------------
                                                      7,719,948      7,818,235
     Deferred expenses-At amortized cost                131,338         68,420
                                                    ------------   ------------
                                                    $ 8,625,161    $ 8,747,540
                                                    ============   ============

LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable and accrued expenses          $   386,160    $   389,727
     Mortgage notes payable                           8,547,682      8,664,475
     Refundable tenant deposits                          56,042         54,830
                                                    ------------   ------------
                                                      8,989,884      9,109,032

Partners' Deficit                                      (364,723)      (361,492)
                                                    ------------   ------------

                                                    $ 8,625,161    $ 8,747,540
                                                    ============   ============


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                 ----------------------------------------------

                                   (UNAUDITED)
                                   -----------
                                                        Three Months Ended
                                                    February 28,   February 28,
                                                        1995           1994
                                                                   As Restated
                                                                    See Note E
                                                    ------------   ------------

REVENUES:
     Rental and other income                        $   571,187    $   555,278
     Interest                                             2,981          3,831
                                                    ------------   ------------
                                                        574,168        559,109

EXPENSES:

     Interest                                           212,855        215,964
     Depreciation and amortization                      118,065        128,865
     Real estate taxes                                  102,464         82,031
     Property management fees paid to
       Nooney Krombach Company                           28,050         27,753
     Reimbursement to Nooney Krombach
       Company for partnership management
       services and indirect expenses                     7,500          7,500
     Other operating expenses                           108,465        148,983
                                                    ------------   ------------
                                                        577,399        611,096
                                                    ------------   ------------

NET LOSS                                            $    (3,231)   $   (51,987)
                                                    ============   ============
NET LOSS PER LIMITED PARTNERSHIP UNIT               $     (0.27)   $     (4.29)
                                                    ============   ============

PARTNERS' DEFICIT:
     Beginning of Period                            $  (361,492)   $  (326,448)
     Net Loss                                            (3,231)       (51,987)
                                                    ------------   ------------

     End of Period                                  $  (364,723)   $  (378,435)
                                                    ============   ============


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------
                                                         Three Months Ended
                                                    February 28,   February 28,
                                                        1995           1994
                                                                   As Restated
                                                                    See Note E
                                                    ------------   ------------

CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
   Net Loss                                         $    (3,231)   $   (51,987)
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                   118,065        128,865

   Changes in assets and liabilities:
        Decrease in accounts receivable                 109,277         27,223
        (Increase) Decrease in prepaid expenses          (8,665)             3
          Increase in deferred assets                   (72,623)          (472)
          Decrease in accounts payable
            and accrued expenses                         (3,567)      (124,991)
          Increase in refundable tenant deposits          1,212            549
                                                    ------------   ------------
            Total Adjustments                           143,699         31,177
                                                    ------------   ------------
            Net cash provided by (used in)
              operating activities                      140,468        (20,810)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Addition to investment property                      (10,073)          (194)
                                                    ------------   ------------
            Net cash used in investing activities       (10,073)          (194)

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Payments on mortgage notes payable                  (116,793)      (112,420)
                                                    ------------   ------------
            Net cash used in financing activities      (116,793)      (112,420)
                                                    ------------   ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       13,602       (133,424)

CASH AND CASH EQUIVALENTS,
   Beginning of period                                  603,039        658,320
                                                    ------------   ------------


CASH AND CASH EQUIVALENTS,
   End of period                                    $   616,641    $   524,896
                                                    ============   ============


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                  THREE MONTHS ENDED FEBRUARY 28, 1995 AND 1994
                  ---------------------------------------------

NOTE A:

Refer to the Registrant's financial statements for the year ended November 30, 1994, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at February 28, 1995 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners of the Registrant are officers and directors of Nooney Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of Nooney Company.

NOTE D:

The loss per limited partnership unit for the three months ended February 28, 1995 and 1994 was computed based on 12,000 units, the number of units outstanding during the periods.

NOTE E:

Subsequent to the filing of the 1994 10-Q's, the Registrant's management determined that certain adjustments were not properly reflected in the quarterly financial statements. The adjustments were as follows:

(i) Depreciation expense had previously been overstated as a result of a computational error. The adjustment results in a reduction of depreciation expense and an increase in net income of $1,834 for the quarter ended February 28, 1994. The aforementioned adjustment was properly reflected in the November 30, 1994 financial statements.

(ii) Net loss per limited partnership unit amounts have also been restated to reflect an error made in the previous per unit calculations.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------

     The Registrant's cash and cash equivalents at February 28, 1995 were higher than the previous year-end due to higher cash flow from operations. The Registrant is reserving all cash in order to meet future capital expenditures.

     The Registrant has a second mortgage on Park Plaza I and II and Morenci Professional Park with a balance of $271,061, and Maple Tree Shopping Center with a balance of $300,932. These second mortgages mature in May 1995. The Registrant made a $50,000 principal payment during the first quarter of 1995. The mortgage holder has agreed to renew the second mortgage debt.

     During the first quarter of 1995, the properties generated cash flow after capital expenditures. In addition to continued leasing expenditures at Morenci, Maple Tree completed utility infrastructure enhancements. The Registrant expects the properties to provide adequate cash flow from operations to fund capital expenditures anticipated during the remainder of 1995 (See Expected Cost of Capital).

     During the first quarter of 1995, the Registrant signed an application to refinance the first mortgage debt on Park Plaza I and II, Morenci Professional Park and Jackson Industrial. The lender had indicated that the major tenant at Jackson Industrial, whose lease expires on July 31, 1995, must be renewed for a minimum 3-year term. During the second quarter, the lender rejected the application due to the contingency of the renewal of the major tenant at Jackson Industrial and the upcoming vacancy of the major tenant at Morenci Professional Park. The first mortgage debt on Jackson Industrial matures in October 1995. The Registrant plans to negotiate an extension of this debt.
The Registrant is also seeking to refinance the Maple Tree Shopping Center for approximately $2,000,000.

     The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy and negotiate with lenders the refinancing of mortgage debt as it matures. Until such time as the real estate market recovers and profitable sale of the properties is feasible, the Registrant will continue to manage the properties to achieve its investment objectives.

Results of Operations
- ---------------------

     For the quarters ended February 28, 1995, 1994 and 1993, the Registrant's properties generated cash flows (excluding any partnership expenses) as follows:

                          Jackson A     Maple Tree    Park Plaza     Morenci
                         ------------  ------------  ------------  ------------

1995
- ----
Net Operating Cash
  Income <F1>              $ 33,000      $ 15,000      $ 37,000      $ 17,000
Capital Expenditures           (-0-)       (5,000)         (-0-)         (-0-)
Tenant Alterations             (-0-)         (-0-)         (-0-)       (5,000)
Lease Commissions              (-0-)         (-0-)         (-0-)         (-0-)
                         ------------  ------------  ------------  ------------

Net Property Cash Flow     $ 33,000      $ 10,000      $ 37,000      $ 12,000
                         ============  ============  ============  ============

1994
- ----
Net Operating Cash
Income <F1>                $ 36,000      $  3,000      $ 15,000      $ 11,000
Capital Expenditures           (-0-)         (-0-)         (-0-)         (-0-)
Tenant Alterations             (-0-)         (-0-)         (-0-)         (-0-)
Lease Commissions              (-0-)         (-0-)         (-0-)         (-0-)
                         ------------  ------------  ------------  ------------

Net Property Cash Flow     $ 36,000      $  3,000      $ 15,000      $ 11,000
                         ============  ============  ============  ============

1993
- ----

Net Operating Cash
Income <F1>                $ 40,000      $ 16,000      $ 28,000      $ 11,000
Capital Expenditures           (-0-)       (4,000)         (-0-)         (-0-)
Tenant Alterations          (18,000)         (-0-)       (3,000)       (1,000)
Lease Commissions              (-0-)         (-0-)         (-0-)         (-0-)
                         ------------  ------------  ------------  ------------

Net Property Cash Flow     $ 22,000      $ 12,000      $ 25,000      $ 10,000
                         ============  ============  ============  ============

- ---------------


<F1> Net Operating Cash Income represents Rental Revenue less Operating
     Expenses, excluding depreciation and amortization, less Debt Service.


Expected remaining 1995 Capital Expenditures:

                                          Other        Leasing
                                         Capital       Capital         Total
                                       ------------  ------------  ------------

Park Plaza I & II                        $ 7,000         8,000       $ 15,000
Morenci                                   10,000           -0-         10,000
Maple Tree S.C.                           15,000           -0-         15,000
Jackson A                                    -0-       101,000        101,000
                                       ------------  ------------  ------------
                                         $32,000      $109,000       $141,000
                                       ============  ============  ============


         During the remainder of 1995, approximately $141,000 of capital expenditures are expected. Park Plaza will incur leasing capital along with other miscellaneous capital expenditures required to keep the properties in good condition. Maple Tree is scheduled for new signage which will enhance the overall appearance of the center. Leasing capital for Jackson A is contingent on its major tenant renewing its lease in 1995.

         The occupancy rates at the Registrant's properties are listed below:


PROPERTY                                        Occupancy Rates at February 28,
- --------                                        -------------------------------
                                                  1995       1994       1993
                                                ---------  ---------  ---------

Park Plaza I &II                                   96%        96%        96%
Morenci                                            96%        99%        98%
Maple Tree S.C.                                    98%        98%        98%
Jackson A                                         100%       100%       100%


         At Park Plaza I and II, during the first quarter of 1995, the Registrant renewed 2,340 and vacated 3,600 square feet. This activity resulted in a 4% decrease in occupancy and flat rental rates during the first quarter of 1995. Park Plaza I and II has no tenant occupying more than 10% of the total space.

         During the first quarter of 1995 at Morenci, the Registrant leased 3,600 square feet of space. This activity resulted in a 2% increase in occupancy. The rental rates remained relatively flat during the first quarter of 1995. Morenci has one major tenant who leases 47% of the space. This lease expires in December 1995. The tenant has given the Registrant verbal notice that they will be vacating at the expiration of their lease. The remainder of the property is leased in small sections by various tenants.

         At Maple Tree Shopping Center there was no leasing activity during the first quarter of 1995. Maple Tree Shopping Center has two major tenants occupying 42% and 18% of the leasable area. These leases expire in 1999 and 1995, respectively. The tenant whose lease expires in April 1995 has exercised its option to renew the lease for an additional 5-year term at the same rental rate.

         Jackson A currently has two tenants who lease 100% of the property. These leases expire in 1995 and 1997. The Registrant has entered into
negotiations with the tenant whose lease expires in July 1995.   The Registrant
is unable to predict the outcome of this renewal.

1995 Comparisons
- ----------------

         Rental revenues for the quarter ended February 28, 1995 increased 3% over revenue for the same quarter of the previous year. Revenue at Jackson Industrial increased 6% primarily due to higher real estate tax recoveries as a result of higher real estate tax expense. Park Plaza I and II revenue increased 5% due to higher rental revenue due to slightly higher rental rates.

         Operating expenses, excluding depreciation and amortization, for the quarter ended February 28, 1995, decreased 7% from the same quarter of the previous year. Operating expenses at Maple Tree, Morenci and Park Plaza I and II decreased due to lower vacancy expense, repairs and maintenance and less snow removal. Operating expenses at Jackson Industrial increased 34% due to higher real estate taxes related to a correction of an assessment.

         Interest expense for the quarter ended February 28, 1995 decreased slightly when compared to the same quarter of he previous year. This decrease is due to a $50,000 principal payment made in January 1995 on second mortgage debt partially offset by increasing rates on this debt. In addition, interest expense declines as first mortgage debt installments are made.

1994 Comparisons
- ----------------

         Rental revenues for the quarter ended February 28, 1994 increased 2% compared to those of the previous quarter. Revenues at Maple Tree and Park Plaza remained constant. Revenues at Jackson Industrial increased 1% due to increased tax recoveries. Revenues at Morenci increased due to increased average occupancy partially offset by recovery of bad debt in the prior quarter.

         Operating expenses, excluding depreciation and amortization, in aggregate, increased by 21% compared to the previous quarter. Operating expenses at Maple Tree increased 25% due to increased repairs, maintenance and snow removal, partially offset by lower real estate taxes. Operating expenses at Park Plaza increased 34% primarily due to parking lot repairs in 1994, increased vacancy costs, and higher snow removal. Operating expenses at Jackson Industrial increased due to slightly higher real estate taxes. Operating expenses at Morenci increased 18% primarily due to higher snow removal and exterior maintenance.

         Interest expense declined slightly due to a reduction in second mortgage debt as a result of a $100,000 principal payment in 1993 and $50,000 in first quarter of 1994.

1993 Comparison
- ---------------

          Revenue for the quarter ended February 28, 1993 increased 8%, compared to those of the previous quarter. Revenues at Maple Tree increased 5% due to higher occupancy. Revenues at Park Plaza increased 29% due to higher occupancy. Revenues at Jackson Industrial increased 1% due to Formica rent increase of .15/SF and Paper Manufacturers renewal slightly higher than prior year. These are partially offset by miscellaneous storage income from Formica, which included 12 months in 1992 versus 3 months in 1993. Revenues at Morenci increased 3% due to recovery of bad debts from a tenant, partially offset by slow leasing plus 1992 included a tenant termination fee reflected in 1992.

         Operating expenses, excluding depreciation and amortization, in aggregate decreased 7% compared to the previous quarter. Operating expenses at Maple Tree decreased 20% due to the timing of insurance payments, fewer vacancy expenses due to increased occupancy, and slightly lower real estate tax increase than compared to prior year. Operating expenses at Park Plaza decreased 14% primarily due to parking lot repairs in 1992, lower vacancy expense from increased occupancy, and less snow removal. Operating expenses at Jackson increased 15% due primarily to higher administrative expenses. Operating expenses at Morenci decreased 11% primarily due to lower vacancy expenses from higher occupancy, less snow removal, and lower administrative expenses partially offset by higher real estate taxes.

         Interest expense was comparable.

Inflation
- ---------

         The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1994, and are not expected to materially affect the Registrant's operation in 1995.

Interest Rates
- --------------

         Declining interest rates on floating rate debt positively affected the operations of the Registrant during 1993. Increases in the prime interest rate did adversely affect the operations of the Registrant in 1994, 1995 and will in the future.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

         (a) Exhibits

                  None

         (b) Reports on Form 8-K

                  None



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NOONEY REAL PROPERTY INVESTORS-TWO, L.P.


Dated:  April 17, 1995                 /S/ GREGORY J. NOONEY, JR.
                                       ----------------------------------------
                                       Gregory J. Nooney, Jr.
                                       General Partner