Form 10-Q
period 1995-05-31
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1995-07-14
CIK 312155

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                         ------------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended May 31, 1995

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from .................... To ....................

                         Commission file number 0-10287

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
 ...............................................................................
             (Exact name of Registrant as specified in its charter)

                  Missouri                                43-1182535
 ...........................................  ..................................
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                  63105
 ...........................................  ..................................
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (314) 863-7700

 ...............................................................................
              Former name, former address and former fiscal year,
                          if changed since last report.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date .....................
                               Page 1 of 16 Pages

PART I
ITEM 1 - FINANCIAL STATEMENTS:
- ------------------------------

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                                 BALANCE SHEETS
                                 --------------
                                                       May 31,     November 30,
                                                         1995          1994
                                                     (Unaudited)
                                                     ------------  ------------

ASSETS:
     Cash and cash equivalents.....................  $   668,253   $   603,039
     Accounts receivable...........................      152,376       247,001
     Prepaid expenses and deposits.................       22,311        10,845
     Investment property
       Land and improvements.......................    2,345,598     2,345,598
       Buildings and improvements..................   13,017,043    13,013,832
                                                     ------------  ------------
                                                      15,362,641    15,359,430
       Less accumulated depreciation...............    7,740,639     7,541,195
                                                     ------------  ------------
                                                       7,622,002     7,818,235
     Deferred expenses-At amortized cost...........       54,264        68,420
                                                     ------------  ------------
                                                     $ 8,519,206   $ 8,747,540
                                                     ============  ============

LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable and accrued expenses.........  $   315,580   $   389,727
     Mortgage notes payable........................    8,477,169     8,664,475
     Refundable tenant deposits....................       55,884        54,830
                                                     ------------  ------------
                                                       8,848,633     9,109,032

Partners' Deficit..................................     (329,427)     (361,492)
                                                     ------------  ------------

                                                     $ 8,519,206   $ 8,747,540
                                                     ============  ============


                                  NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                                  ----------------------------------------
                                           (A LIMITED PARTNERSHIP)
                                           -----------------------
                               STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                               ----------------------------------------------
                                                 (UNAUDITED)
                                                 -----------
                                                          Three Months Ended          Six Months Ended
                                                         May 31,       May 31,       May 31,       May 31,
                                                          1995          1994          1995          1994
                                                                    As Restated                 As Restated
                                                                     See Note E                  See Note E
                                                      ------------  ------------  ------------  ------------

REVENUES:
     Rental and other income . . . . . . . . . . .    $   592,484   $   579,084   $ 1,163,671   $ 1,134,362
     Interest. . . . . . . . . . . . . . . . . . .          2,648         2,938         5,629         6,769
                                                      ------------  ------------  ------------  ------------
                                                          595,132       582,022     1,169,300     1,141,131

EXPENSES:

     Interest. . . . . . . . . . . . . . . . . . .        211,410       215,147       424,265       431,111
     Depreciation and amortization . . . . . . . .        117,419       127,902       235,484       256,766
     Real estate taxes . . . . . . . . . . . . . .        104,627        92,523       207,091       174,554
     Property management fees paid to
      Nooney Krombach Company. . . . . . . . . . .         29,683        28,950        57,733        56,703
     Reimbursement to Nooney Krombach Company
      for partnership management services
      and indirect expenses. . . . . . . . . . . .          7,500         7,500        15,000        15,000
     Other operating expenses. . . . . . . . . . .         89,197        84,469       197,662       233,453
                                                      ------------  ------------  ------------  ------------

                                                          559,836       556,491     1,137,235     1,167,587
                                                      ------------  ------------  ------------  ------------

NET INCOME (LOSS). . . . . . . . . . . . . . . . .    $    35,296   $    25,531   $    32,065   $   (26,456)
                                                      ============  ============  ============  ============

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT. . . . . . . . . . . . . . . . .    $      2.91   $      2.11   $      2.65   $     (2.18)
                                                      ============  ============  ============  ============

PARTNERS' DEFICIT:
     Beginning of Period . . . . . . . . . . . . .    $  (364,723)  $  (378,435)  $  (361,492)  $  (326,448)
     Net Income (Loss) . . . . . . . . . . . . . .         35,296        25,531        32,065       (26,456)
                                                      ------------  ------------  ------------  ------------

     End of Period . . . . . . . . . . . . . . . .    $  (329,427)  $  (352,904)  $  (329,427)  $  (352,904)
                                                      ============  ============  ============  ============


                                  NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                                  ----------------------------------------
                                           (A LIMITED PARTNERSHIP)
                                           -----------------------

                                          STATEMENTS OF CASH FLOWS
                                          ------------------------
                                                 (UNAUDITED)
                                                 -----------
                                                          Three Months Ended          Six Months Ended
                                                         May 31,       May 31,       May 31,       May 31,
                                                          1995          1994          1995          1994
                                                                    As Restated                 As restated
                                                                     See Note E                  See Note E
                                                      ------------  ------------  ------------  ------------

CASH FLOWS PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
     Net Income (Loss) . . . . . . . . . . . . . .    $    35,296   $    25,531   $    32,065   $   (26,456)
     Adjustments to reconcile net income
       to net cash provided by
       operating activities:
       Depreciation and amortization . . . . . . .        117,419       127,902       235,484       256,766

       Changes in assets and liabilities:
         (Increase) Decrease in accounts
           receivable. . . . . . . . . . . . . . .        (14,652)      (38,313)       94,625       (11,090)
         (Increase) Decrease in prepaid expenses .         (2,801)            0       (11,466)            3
          Decrease (Increase) in deferred assets .         68,459        (4,746)       (4,163)       (5,218)
          Decrease in accounts payable
            and accrued expenses . . . . . . . . .        (70,580)      (30,527)      (74,147)     (155,518)
          (Decrease) in refundable tenant
           deposits. . . . . . . . . . . . . . . .           (158)        5,150         1,054         5,700
                                                      ------------  ------------  ------------  ------------

           Total Adjustments . . . . . . . . . . .         97,687        59,466       241,387        90,643
                                                      ------------  ------------  ------------  ------------

           Net cash provided by
             operating activities. . . . . . . . .        132,983        84,997       273,452        64,187

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Addition to investment property . . . . . . . .        (10,858)       (5,239)      (20,932)       (5,433)
                                                      ------------  ------------  ------------  ------------

           Net cash used in investing activities .        (10,858)       (5,239)      (20,932)       (5,433)

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Payments on mortgage notes payable. . . . . . .        (70,513)      (63,619)     (187,306)     (176,039)
                                                      ------------  ------------  ------------  ------------

           Net cash used in financing activities .        (70,513)      (63,619)     (187,306)     (176,039)
                                                      ------------  ------------  ------------  ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . . . . . .         51,612        16,139        65,214      (117,285)

CASH AND CASH EQUIVALENTS,
   Beginning of period . . . . . . . . . . . . . .        616,641       524,896       603,039        658,320
                                                      ------------  ------------  ------------  ------------

CASH AND CASH EQUIVALENTS,
   End of period . . . . . . . . . . . . . . . . .    $   668,253   $   541,035   $   668,253   $   541,035
                                                      ============  ============  ============  ============


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                THREE AND SIX MONTHS  ENDED MAY 31, 1995 AND 1994
                -------------------------------------------------


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


NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at May 31, 1995 and for all periods presented have been made.


NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners of the Registrant are officers and directors of Nooney Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of Nooney Company.


NOTE D:

The income/loss per limited partnership unit for the three and six months ended May 31, 1995 and 1994 was computed based on 12,000 units, the number of units outstanding during the periods.


NOTE E:

Subsequent to the filing of the 1994 10-Q's, the Registrant's management determined that certain adjustments were not properly reflected in the quarterly financial statements. The adjustments were as follows:

(i) Depreciation expense had previously been overstated as a result of a computational error. The adjustment results in a reduction of depreciation expense and an increase in net income of $1,834 per quarter for the quarters ended February 28 and May 31, 1994. The aforementioned adjustment was properly reflected in the November 30, 1994 financial statements.

(ii) Certain net income per limited partnership unit amounts have also been restated to reflect an error made in the previous per unit calculations.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

     Cash on hand as of May 31, 1995 is $668,253, an increase of $65,214 from year end November 30, 1994. The increase in cash was provided by the operations of the Registrant's properties. The cash balances are being allowed to accumulate to establish adequate cash reserves to fund future leasing and tenant finish costs. The Registrant expects the properties to provide adequate cash flow from operations to fund anticipated capital expenditures for the remainder of 1995. The anticipated capital expenditures by property are as follows:

                                               Other      Leasing
                                              Capital     Capital       Total
                                             ----------  ----------  ----------

Park Plaza I & II                            $      -0-  $   15,700  $   15,700
Morenci                                          10,300         -0-      10,300
Maple Tree S.C.                                  15,000         -0-      15,000
Jackson A                                           -0-      85,000      85,000
                                             ----------  ----------  ----------
                                             $   25,300  $  100,700  $  126,000


     During the remainder of 1995, approximately $126,000 of capital expenditures are expected. Park Plaza I & II leasing capital includes floor plan changes to accommodate tenants' needs, new carpeting and new paint and/or wall covering. Morenci capital will install new energy efficient light fixtures in an effort to reduce utility costs and increase the overall safety and security of the property. Maple Tree has scheduled the enclosure of their waste storage bins in an effort to comply with city ordinances. At Jackson A, a major tenant renewed their lease and will be receiving an improvement allowance as indicated above.

     As of May 1, 1995, the Registrant negotiated an extension of the two second mortgages on Park Plaza I & II and Morenci Professional Park. The term of the extensions are for a period of six months at a rate of 150 basis points over the then published prime rate. As of May 31, 1995 the interest rate on the debts was 10.50%. The balance of the debts as of May 31, 1995 is $563,899.

     Throughout the second quarter and into the third quarter, the Registrant has continued to examine its refinancing options on the first mortgage debt on Park Plaza I & II, Morenci Professional Park and Jackson Industrial. Due to the properties proximity to each other, the Registrant has assembled the three properties and is pursuing financing for the combined properties. A previous application with the assembled properties was rejected due to lease expirations of two major tenants, one at Morenci Professional Park and the other at Jackson Industrial. With a five year renewal of the major tenant at Jackson Industrial, the Registrant continues to aggressively pursue financing alternatives. The first mortgage debt on Jackson Industrial matures October

1995. The first mortgage debt on Morenci Professional Park and Park Plaza I & II have maturity dates of October 1, 2005 and January 1, 2004, respectively.

     The Registrant is also in the process of refinancing the existing debt on Maple Tree Shopping Center in an effort to reduce the properties debt service. The Registrant is currently negotiating with a local financial institution.

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

Results of Operations
- ---------------------

     The results of operations for the Registrant's properties for the quarters ended May 31,1995, 1994 and 1993 are detailed in the schedule below. The information contained in the schedule excludes all partnership expenses. Net operating cash income (NOCI) represents rental revenue less operating expenses, excluding depreciation and amortization, less debt service.



                              Jackson A   Maple Tree   Park Plaza     Morenci
                             -----------  -----------  -----------  -----------

1995
- ----
Net Operating Cash Income       $ 32,000     $ 22,000     $ 34,000     $ 21,000
Capital Expenditures                 -0-        7,000          -0-          -0-
Tenant Alterations                   -0-          -0-        6,000          -0-
Lease Commissions                    -0-          -0-          -0-          -0-
                             -----------  -----------  -----------  -----------

Net Property Cash Flow          $ 32,000     $ 15,000     $ 28,000     $ 21,000
                             ===========  ===========  ===========  ===========

1994
- ----
Net Operating Cash Income       $ 29,000     $ 22,000     $ 24,000     $ 24,000
Capital Expenditures                 -0-          -0-          -0-          -0-
Tenant Alterations                   -0-          -0-        3,000          -0-
Lease Commissions                    -0-          -0-        1,000        2,000
                             -----------  -----------  -----------  -----------

Net Property Cash Flow          $ 29,000     $ 22,000     $ 20,000     $ 22,000
                             ===========  ===========  ===========  ===========

1993
- ----
Net Operating Cash Income       $ 39,000     $ 15,000     $ 22,000     $ 19,000
Capital Expenditures                 -0-          -0-          -0-          -0-
Tenant Alterations                 1,000        5,000        3,000          -0-
Lease Commissions                    -0-          -0-        3,000          -0-
                             -----------  -----------  -----------  -----------

Net Property Cash Flow          $ 38,000     $ 10,000     $ 16,000     $ 19,000
                             ===========  ===========  ===========  ===========


     The occupancy levels at the Registrant's properties during the second quarter remain at a high level. However, the Registrant has received notice from a major tenant that occupies approximately 49% of Morenci Professional Park that they will be vacating the premises in December 1995. The occupancy levels at May 31 are as follows:

                                                    Occupancy Rates at May 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------

Park Plaza I & II                                    100%       96%       96%
Morenci                                               98%       97%       98%
Maple Tree S.C.                                       98%       98%       96%
Jackson A                                            100%      100%      100%


         At Park Plaza I and II the occupancy level reached 100% with the move-in of a new tenant as of March 1, 1995. In addition to leasing the remaining vacant suite, the Registrant renewed the leases of two existing tenants, increasing their square footage from 5,040 square feet to 10,080 square feet. The only other leasing activity involved the turnover of Suite 5725 (1,800 square feet) in the month of March, 1995. The properties lease rates remained relatively stable during the quarter. At Park Plaza I & II, no tenant occupies more than 10% of the total space.

         During the second quarter, the occupancy level at Morenci Professional Park increased from the previous quarter through the leasing of 2,400 square feet. The rental rates for the new tenants have remained relatively stable.
As stated previously, a tenant which occupies approximately 49% of the available space has given verbal notice that they will be vacating their space at the expiration of their lease in December 1995. The remainder of the property is leased in small sections by various tenants.

         At Maple Tree Shopping Center, the Registrant renewed a major tenant occupying approximately 18% of the Center for a period of five years. Terms of the renewal were consistent with that of the expired lease. The remaining leasing activity was the renewal of an 800 square foot tenant for a period of one year. Maple Tree Shopping Center has two major tenants who occupy 18% (see above) and 42% of the available space. The tenant that occupies approximately 42% of the available space has a lease expiration of July 31, 1999.

         Jackson Industrial currently has two tenants who lease 100% of the available space. The major tenant who occupies approximately 61% of the available space has renewed its lease for a period of five years. The renewal has a marginal increase in rate and commences August 1, 1995. The other tenant has a lease expiration of July 31, 1997.

1995 Comparisons
- ----------------

         As of May 31, 1995, the Registrant consolidated revenues are $595,132 for the quarter ended and $1,169,300 for the six month period ended. The revenues have increased approximately 2.25% and 2.47% for the quarter and six month period ended May 31, 1994, respectively.

         The net increase in consolidated revenues relates to Maple Tree Shopping Center, Jackson Industrial and Morenci Professional Park. The fourth property, Park Plaza I & II had revenues remain relatively flat. Morenci Park revenues decreased approximately $10,000 and $11,000 for the quarter ended and six month period ended, respectively. The decline in revenues relates to the expense recovery income. In 1994 for the quarter ended, the property received $16,100 compared to $5,800 in 1995. For the six month period the property recovered $19,500 and $11,500 in 1994 and 1995, respectively. The cause of the decrease in expense recovery revenues is attributable to the timing of prior year expense recovery billings. In 1994, the billing process was completed in the second quarter while in 1995, this procedure will be completed in the third quarter. The total billings for prior year expense recovery in 1995 and 1994 remained relatively stable.

         Although the revenues at Morenci Professional Park decreased, the increased revenues provided by Maple Tree Shopping Center and Jackson Industrial caused an overall increase in consolidated revenues. Maple Tree Shopping Center revenues increased $9,200 for the quarter ended and $9,700 for the six month period ended. The increase in revenues relates to percentage rents. In 1994 for the quarter ended, the property received $2,000 compared to $10,300 in 1995. The cause of the increase in percentage rent revenues is attributable to two tenants whose sales significantly exceeded their defined breakpoint contained in their lease.

         Jackson Industrial had the largest increase in revenues. For the three month period ended May 31, 1995 and 1994 property revenues were $225,300 and $206,200, respectively. For the six month period ended May 31, 1995 and 1994 property revenues were $444,700 and $412,400, respectively. The significant increase in revenues relates to real estate tax recovery income. The cause of the increase relates to a reassessment performed by the county taxing authority in which the taxing authority discovered an error in the method in which the property was assessed. The reassessment caused a significant increase in real estate tax expense which can be recovered from the tenants.

         As of May 31, 1995, the Registrant's consolidated expenses excluding depreciation, amortization and interest for the quarter ended May 31, 1995 is $231,007 and for the six month period ended the expenses are $477,487. For the quarter ended and six month period ended May 31, 1994 the expenses were $213,443 and $479,710, respectively. The expenses have increased approximately 8.2% when comparing quarter ended May 31, 1995 to 1994.
However, when comparing the six month period ending May 31, 1995 to 1994 expenses have remained relatively stable.

         The increase in consolidated expenses excluding depreciation, amortization and interest during the second quarter of 1995 relates partly to real estate tax expense at Jackson Industrial. For the quarters ended 1995 and 1994, the real estate tax expense was $46,900 and $31,900, respectively. The $15,000 increase in real estate taxes at Jackson Industrial has been explained in a previous paragraph. The remainder of the quarterly increase is attributable to other operating expenses. At Maple Tree Shopping Center expenses increased approximately $9,100 due to general and preventive maintenance costs. In addition to the increase at Maple Tree, Jackson Industrial incurred additional insurance costs causing the properties' expenses to increase by $1,750. Offsetting the aforementioned increases are decreases of $3,100 and $3,200 at Park Plaza I & II and Morenci Professional Park, respectively. At both Park Plaza and Morenci Professional Park snow removal and insurance costs decreased by $2,400 and $1,700, respectively. The remainder of the expense decrease is attributable to several costs at the two properties.

     Though the six month period ended expenses were relatively stable when comparing 1995 and 1994, there was a significant increase in real estate tax expense that was offset by a significant decrease in other operating expenses. As stated in the previous paragraph, the cause for the significant increase in real estate tax expense relates to Jackson Industrial. For the six month period ended May 31, 1995, the expense is $92,900 while for the same period ending May 31, 1994, the expense was $58,700. The significant decrease in other operating expenses relates to several expense categories and properties. The table set forth below outlines the properties and expense categories which causes the increase/(decrease) in other operating expenses.

                           Jackson A    Maple Tree    Park Plaza      Morenci
                         ------------  ------------  ------------  ------------

Cleaning                 $-----------  $    (1,763)  $-----------  $-----------
Insurance                     (3,702)        1,248        (2,458)       (1,802)
Administrative                 1,613        (3,311)        1,015           997
Parking Lot expenses      -----------        1,920        (2,474)         (962)
Professional services     -----------       (1,825)   -----------          997
Repairs & Maintenance     -----------        1,608    -----------   -----------
Vacancy costs             -----------   -----------      (13,937)        1,606
Water & Sewer             -----------   -----------   -----------       (3,903)
Snow Removal              -----------       (3,453)       (3,632)       (4,085)
                          -----------   -----------   -----------   -----------
Property Totals           $   (2,089)   $   (5,576)   $  (21,486)   $   (7,152)
                          ===========   ===========   ===========   ===========

Other expenses                                                             514
Consolidated total                                                  $  (35,789)
                                                                    ===========


   As presented on the financial statements for the six month period ended May 31, 1995, the decrease in other operating expenses is $35,789.

   Interest expense decreased $3,737 and $6,846 for the quarter ended and six month period ended May 31, 1995 when compared to the same period ended May 31, 1994. The decrease in interest expense is caused by principal amortization on the Registrant's outstanding debts. In addition to monthly payments on the primary debt, the Registrant has paid down the secondary debt in two $50,000 installments. These installments were made in the first quarter of 1994 and 1995. To offset the decrease in interest expense due to principal paydowns, were increase in the interest rates on the Registrant's floating rate debt.

1994 Comparisons
- ----------------

   On a consolidated basis, rental revenues for the quarter ended May 31, 1994 increased 2% over revenue for the same quarter of 1993. Quarterly revenues at Maple Tree decreased 4% while year-to-date income reflects a decrease of 2%. This decrease is due largely to decreases in operating expense recoveries partially offset by higher occupancy and bad debt recovery in the prior year. Revenues at Park Plaza increased 8% over the same quarter of 1993, and year-to-date revenues increased 4% primarily due to increase in operating expense recoveries and bad debt recoveries. Quarterly revenue at Morenci increased 12% over 1993 with year-to-date revenues showing a 10% increase. The quarterly increase in revenue is largely due to an increase in operating expense recoveries from exterior painting performed last year. Year-to-date revenues also include increased average occupancy in the first quarter partially offset by recovery of bad debt in the first quarter of 1993. Quarterly and year-to-date revenues at Jackson Industrial remained constant.

   Consolidated operating expenses for the quarter ended May 31, 1994 decreased 6% over those of the previous year. Year-to-date consolidated expenses for the six months ended May 31, 1994 increased 7% over the same six month period of 1993. Expenses for the three months ended May 31, 1994 at Maple Tree decreased 21% due to lower snow removal and real estate tax expenses. Year-to-date expenses remained constant. Quarterly operating expenses at Park Plaza decreased 4% primarily due to lower professional services, vacancy costs and real estate taxes partially offset by an increase in administrative expenses. Year-to-date expenses increased 13% primarily due to parking lot repairs in 1994, increased vacancy costs and higher snow removal partially offset by decreased professional services. Quarterly expenses at Morenci increased 2% mainly due to higher administrative expenses, real estate taxes and various other expenses partially offset by bad debt expense in the prior year.
Expenses for the six months ended May 31, 1994 increased 10% due to higher exterior maintenance, administrative expenses, snow removal costs and real estate taxes partially offset by bad debt expense in the prior year. Quarterly operating expenses at Jackson Industrial increased 8% due to an increase in administrative expenses. Year-to-date expenses have shown an increase of 9% primarily due to higher administrative expenses and insurance premiums.

   Interest expense declined slightly due to a reduction in second mortgage debt as a result of a $100,000 principal payment in 1993 and $50,000 in first quarter of 1994. This decrease is partially offset by higher interest rates on floating rate debt.


1993 Comparisons
- ----------------

    On a consolidated basis, rental revenues for the quarter ended May 31, 1993 increased 6% over revenue for the same quarter of 1992. For the six months ended May 31, 1994, revenue was up 7% from that of the previous year.
Quarterly revenue at Maple Tree increased 15% while year-to-date income reflects an increase of 10%. This increase is due largely to higher occupancy and increases in operating expense recoveries. Revenues at park Plaza increased 8% over the same quarter of 1992, and year-to-date revenues increased 17% primarily due to higher occupancy partially offset by decreased operating expense recoveries. Quarterly revenue at Morenci increased 5% over 1992, with year-to-date revenues showing a 3% increase. The quarterly increase in revenue is largely due to operating expense recoveries and higher occupancy.

Year-to-date revenues also include bad debt recoveries offset by a lease termination fee in the prior year. Quarterly revenues at Jackson Industrial increased 3% over 1992, with year-to-date revenues reflecting a 2% increase, primarily due to a lease renewal slightly higher than prior year and a $0.15/SF rental increase for the other tenant. These are partially offset by lower tax recoveries in 1993 and additional storage shown in 1992 year-to-date income.

   Consolidated operating expenses for the quarter ended May 31, 1993 increased 2% over those of the previous year. Year-to-date consolidated expenses for the six months ended may 31, 1993 decreased 3% over the same six month period of 1992. Expenses for the three months ended May 31, 1993 at Maple Tree increased 8% due to increased snow removal, which was offset partially by substantially lower vacancy expenses which is attributable to increased occupancy. Year-to-date expenses decreased 7% due to timing of certain administrative expenses, lower vacancy expenses, and slightly lower real estate taxes, partially offset by high snow removal costs. Quarterly operating expenses at Park Plaza decreased 1% due to slightly lower real estate taxes. Year-to-date operating expenses decreased 7% primarily due to parking lot repairs incurred in 1992, lower vacancy from increased occupancy, and less snow removal. Quarterly expenses at Morenci increased 9% mainly due to bad debt expenses, increased snow removal and real estate taxes, offset partially by lower vacancy cots. Expenses for the six months ended May 31, 1993 decreased 4% due to lower vacancy costs offset partially by higher payroll expenditures, real estate taxes, and trustee assessments. Quarterly operating expenses at Jackson decreased 6% due to legal expenses incurred in 1992. Year-to-date expenses have shown an increase of 3% due to higher administrative expenses and real estate taxes, and its partially offset by the drop in legal fees.

   Interest expense decreased slightly due to lower interest rates on floating rate debt and lower balance on second mortgage debt due to a $100,000 principal payment.


Inflation
- ---------

   The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1994, and are not expected to materially affect the Registrant's operation in 1995.

PART II.  OTHER INFORMATION
- ---------------------------

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------


   (a) Exhibits

             Exhibit 27 -- Financial Data Schedule (provided for the
                           information of the Securities and Exchange
                           Commission only).

   (b) Reports on Form 8-K

            None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

Dated: July 12, 1995                   /S/ Gregory J. Nooney, Jr.
                                       ----------------------------------------
                                       Gregory J. Nooney, Jr.
                                       General Partner


                                       NOONEY INVESTORS, INC.

                                       /S/ Gregory J. Nooney, Jr.
                                       ----------------------------------------
                                       Gregory J. Nooney, Jr.
                                       Chairman

                                       /S/ Patricia A. Nooney
                                       ----------------------------------------
                                       Patricia A. Nooney
                                       Senior Vice President and Secretary

                                       BEING A MAJORITY OF THE DIRECTORS