Form 10-Q
period 1995-08-31
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1995-10-16
CIK 312155

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended August 31, 1995

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ...................... To ......................

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

                               Page 1 of 12 Pages

PART I

ITEM 1 - FINANCIAL STATEMENTS:
------------------------------

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                                 BALANCE SHEETS
                                 --------------
                                                      August 31,   November 30,
                                                         1995          1994
                                                     (Unaudited)
                                                     ------------  ------------

ASSETS:
   Cash and cash equivalents                        $   765,680    $   603,039
   Accounts receivable                                  126,889        247,001
   Prepaid expenses and deposits                         23,207         10,845
   Investment property
      Land and improvements                           2,345,598      2,345,598
      Buildings and improvements                     13,030,578     13,013,832
                                                    ------------   ------------
                                                     15,376,176     15,359,430
      Less accumulated depreciation                   7,831,144      7,541,195
                                                    ------------   ------------
                                                      7,545,032      7,818,235
   Deferred expenses-At amortized cost                  143,893         68,420
                                                    ------------   ------------
                                                    $ 8,604,701    $ 8,747,540
                                                    ============   ============

LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
   Accounts payable and accrued expenses            $   433,892    $   389,727
   Mortgage notes payable                             8,406,231      8,664,475
   Refundable tenant deposits                            56,123         54,830
                                                    ------------   ------------
                                                      8,896,246      9,109,032
Partners' Deficit                                      (291,545)      (361,492)
                                                    ------------   ------------
                                                    $ 8,604,701    $ 8,747,540
                                                    ============   ============


                                  NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                                  ----------------------------------------
                                           (A LIMITED PARTNERSHIP)
                                           -----------------------
                               STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                               ----------------------------------------------
                                                 (UNAUDITED)
                                                 -----------
                                                              Three Months Ended       Nine Months Ended
                                                          ------------------------  ------------------------
                                                           August 31,  August 31,   August 31,   August 31,
                                                              1995        1994         1995         1994
                                                                       As Restated               As Restated
                                                                       See Note E                See Note E
                                                          -----------  -----------  -----------  -----------

REVENUES:
   Rental and other income                                $  589,877  $   569,583   $1,753,545   $1,703,945
   Interest                                                    2,088        2,638        7,717        9,407
                                                          -----------  -----------  -----------  -----------
                                                             591,965      572,221    1,761,262    1,713,352

EXPENSES:
   Interest                                                  209,453      217,251      633,718      648,362
   Depreciation and amortization                             115,750      128,031      351,234      384,797
   Real estate taxes                                         102,896       84,129      309,987      258,683
   Property management fees paid to
     Nooney Krombach Company                                  29,539       28,469       87,271       85,172
   Reimbursement to Nooney Krombach Company for
     partnership management services and indirect
     expenses                                                  7,500        7,500       22,500       22,500
   Other operating expenses                                   88,945       91,032      286,605      324,485
                                                          -----------  -----------  -----------  -----------
                                                             554,083      556,412    1,691,315    1,723,999
                                                          -----------  -----------  -----------  -----------
NET INCOME (LOSS)                                         $   37,882   $   15,809   $   69,947   $  (10,647)
                                                          ===========  ===========  ===========  ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT            $     3.13   $     1.30   $     5.77   $    (0.88)
                                                          ===========  ===========  ===========  ===========

PARTNERS' DEFICIT:
   Beginning of Period                                    $ (329,427)  $ (352,904)  $ (361,492)  $ (326,448)
   Net Income (Loss)                                          37,882       15,809       69,947      (10,647)
                                                          -----------  -----------  -----------  -----------
   End of Period                                          $ (291,545)  $ (337,095)  $ (291,545)  $ (337,095)
                                                          ===========  ===========  ===========  ===========


                                  NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                                  ----------------------------------------
                                           (A LIMITED PARTNERSHIP)
                                           -----------------------

                                          STATEMENTS OF CASH FLOWS
                                          ------------------------
                                                 (UNAUDITED)
                                                             Three Months Ended         Nine Months Ended
                                                          ------------------------  ------------------------
                                                           August 31,   August 31,   August 31,   August 31,
                                                              1995         1994         1995         1994
                                                                       As Restated               As Restated
                                                                        See Note E                See Note E
                                                          -----------  -----------  -----------  -----------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net Income (Loss)                                      $   37,882   $   15,809   $   69,947   $  (10,647)
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                          115,750      128,031      351,234      384,797
      Changes in assets and liabilities:
         Decrease (Increase) in accounts receivable           25,487       (4,768)     120,112      (15,858)
         (Increase) Decrease in prepaid expenses                (896)           0      (12,362)           3
         Increase in deferred assets                         (96,380)      (2,894)    (100,543)      (8,111)
         Increase (Decrease) in accounts payable
            and accrued expenses                             118,312       91,209       44,165      (64,309)
         Increase in refundable tenant deposits                  239        1,402        1,293        7,102
                                                          -----------  -----------  -----------  -----------
         Total Adjustments                                   162,512      212,980      403,899      303,624
                                                          -----------  -----------  -----------  -----------
         Net cash provided by operating activities           200,394      228,789      473,846      292,977

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Addition to investment property                           (32,029)      (9,045)     (52,961)     (14,479)
                                                          -----------  -----------  -----------  -----------
         Net cash used in investing activities               (32,029)      (9,045)     (52,961)     (14,479)

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Payments on mortgage notes payable                        (70,938)     (65,013)    (258,244)    (241,052)
                                                          -----------  -----------  -----------  -----------
         Net cash used in financing activities               (70,938)     (65,013)    (258,244)    (241,052)
                                                          -----------  -----------  -----------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     97,427      154,731      162,641        37,44

CASH AND CASH EQUIVALENTS,
   Beginning of period                                       668,253      541,035      603,039      658,320
                                                          -----------  -----------  -----------  -----------

CASH AND CASH EQUIVALENTS,
   End of period                                          $  765,680   $  695,766   $  765,680   $  695,766
                                                          ===========  ===========  ===========  ===========


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              THREE AND NINE MONTHS ENDED AUGUST 31, 1995 AND 1994
              ----------------------------------------------------

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

NOTE B:

The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at August 31, 1995 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners of the Registrant are officers and directors of Nooney Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of Nooney Company.

NOTE D:

The income/loss per limited partnership unit for the three and six months ended August 31, 1995 and 1994 was computed based on 12,000 units, the number of units outstanding during the periods.

NOTE E:

Subsequent to the filing of the 1994 10-Q's, the Registrant's management determined that certain adjustments were not properly reflected in the quarterly financial statements. The adjustments were as follows:

(i) Depreciation expense had previously been overstated as a result of a computational error. The adjustment results in a reduction of depreciation expense and an increase in net income of $1,834 per quarter for the quarters ended February 28, May 31, and August 31, 1994. The aforementioned adjustment was properly reflected in the November 30, 1994 financial statements.

(ii) Certain net income per limited partnership unit amounts have also been restated to reflect an error made in the previous per unit calculations.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

    Cash on hand at August 31, 1995 is $765,680, an increase of $162,641 from year end November 30, 1994. The increase in cash was provided by the operations of the Registrant's properties. The cash balances are being allowed to accumulate to establish adequate cash reserves to fund future leasing and tenant finish costs. These reserves are necessary based on the fact that a major tenant at one of the Registrant's properties will be vacating in December 1995. However, the Registrant expects the properties to provide adequate cash flow from operations to fund anticipated capital expenditures for the remainder of 1995. The anticipated capital expenditures by property are as follows:

                                                     Other    Leasing
                                                     Capital  Capital  Total
                                                     -------  -------  --------

Park Plaza I & II                                    $   -0-  $25,000  $ 25,000
Morenci                                               10,300      -0-    10,300
Maple Tree S.C.                                       25,000      -0-    25,000
Jackson A                                                -0-   55,000    55,000
                                                     -------  -------  --------
                                                     $35,300  $80,000  $115,300

    During the remainder of 1995, approximately $115,300 of capital expenditures are expected. Park Plaza I & II leasing capital includes funds for tenant alterations to their respective suites along with lease commissions for new leases signed. At Morenci Professional Park, the installation of new energy efficient light fixtures in an effort to reduce utility costs and increase the overall safety and security of the property are budgeted for the last quarter. Maple Tree has scheduled the enclosure of its waste storage bins in an effort to comply with city ordinances. At Jackson Industrial, a major tenant renewed their lease and the balance of the improvement allowance will be spent in the fourth quarter.

    On May 1, 1995, the Registrant negotiated an extension of the two second mortgages on Park Plaza I & II and Morenci Professional Park. The term of the extensions are for a period of six months at a rate of 150 basis points over the then published prime rate. As of August 31, 1995 interest rate on the debts was 10.25%. The balance of the debts at August 31, 1995 is $263,258.

    Throughout the second quarter and into the third quarter, the Registrant has continued to examine its refinancing options on the first mortgage debt on Park Plaza I & II, Morenci Professional Park and Jackson Industrial. Due to the properties' proximity to each other, the Registrant had assembled the three properties and has pursued financing for the combined properties. A previous application with the assembled properties was rejected due to lease expirations of two major tenants, one at Morenci Professional Park and the other at Jackson Industrial. During the third quarter, the major tenant at Jackson Industrial signed a five year renewal which enabled the Registrant to reapply for a loan on the assembled properties. This application was not approved. With the unsuccessful attempts to assemble the properties into a single loan, the Registrant pursued financing only for Jackson Industrial as this debt matures in October 1995. Prior to the quarter ended August 31, 1995, the Registrant received a loan commitment from a third party lender for the refinancing of Jackson Industrial. The loan will close in October 1995.The first mortgage debt on Morenci Professional Park and Park Plaza I & II have maturity dates of October 1, 2005 and January 1, 2004, respectively.

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


Results of Operations
---------------------

    The results of operations for the Registrant's properties for the quarters ended August 31, 1995 and 1994 are detailed in the schedule below. Expenses of the Registrant are excluded.

                                 Jackson A   Maple Tree  Park Plaza   Morenci
                                 ----------  ----------  ----------  ----------

1995
----

Revenues                          $223,545    $131,571    $107,035    $128,625
Expenses                           232,004     119,827      81,776     102,654
                                 ----------  ----------  ----------  ----------
Net Income                          (8,459)     11,744      25,259      25,971
                                 ==========  ==========  ==========  ==========

1994
----

Revenues                          $208,853    $134,974    $111,314    $114,242
Expenses                           217,827     122,360      86,605     113,655
                                 ----------  ----------  ----------  ----------
Net Income                          (8,974)     12,614      24,709         587
                                 ==========  ==========  ==========  ==========

    The operations of Jackson Industrial, Maple Tree Shopping Center and Park Plaza I & II have had similar operating results for the quarter ended
August 31, 1995 when compared to the same period ended August 31, 1994. Morenci Professional Park had a significant increase in net income resulting from increased revenues and decreased expenses. The increase in revenues for the third quarter is attributable to slightly increasing rental rates along with increased occupancy resulting in a rental income increase of $8,849. The property also had increases in tax recovery income and common area maintenance recovery income totaling $4,319. The decrease in expenses at Morenci Professional Park relates to reductions in vacancy expense, interest expense and depreciation expense.

    The occupancy at the Registrant's properties during the third quarter remained at a high level. However, the Registrant has received notice from a major tenant that occupies approximately 49% of Morenci Professional Park that they will be vacating the premises in December 1995. The occupancy levels at August 31 are as follows:

                                                  Occupancy Rates at August 31,
                                                  -----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------

Park Plaza I & II                                    92%       98%       97%
Morenci                                              99%       94%       99%
Maple Tree S.C.                                      98%       98%       98%
Jackson A                                           100%      100%      100%


    At the beginning of the quarter, the Park Plaza I & II occupancy level was 100%. However, during the third quarter, four tenants occupying 17,580 square feet vacated, representing 18.49% of the total square feet in this facility. Four new leases were signed by the Registrant during the third quarter for 10,200 square feet. Along with the new leases, the Registrant renewed four leases with tenants occupying 12,420 square feet. At Park Plaza I & II, no tenant occupies more than 10% of the total space.

    During the third quarter, the occupancy level at Morenci Professional Park increased from the previous quarter by 1% to end at 99% occupancy. The rental rates for the new leases have slightly increased from the previous tenants' rate. At Morenci Professional Park the Registrant signed two new leases totaling 2,400 square feet, renewed 2,400 square feet and had one tenant vacate 1,200 square feet. As previously stated, a tenant which occupies approximately 49% of the available space has given notice that they will be vacating their space at the expiration of their lease in December 1995. The remainder of the property is leased in small sections by various tenants.

    Maple Tree Shopping Center experienced no leasing activity during the third quarter. Maple Tree Shopping Center has two major tenants who occupy 18% and 42% of the available space. The tenants that occupy approximately 18% and 42% of the available space have lease expirations of April 30, 2000 and July 31, 1999, respectively.

    Jackson Industrial currently has two tenants who lease 100% of the available space. The major tenant who occupies approximately 61% of the available space renewed its lease for a period of five years commencing August 1, 1995. The other tenant has a lease expiration of July 31, 1997.

1995 Comparisons
----------------

    As of August 31, 1995, the Registrant's consolidated revenues are $591,965 for the quarter ended and $1,761,262 for the nine month period ended. The revenues have increased $19,744 or 3.45% over the same quarter ended August 31, 1994 and $47,910 or 2.80% over same nine month period ended August 31, 1994.

    The increase in consolidated revenues for the quarter ended August 31, 1995 relates to Morenci Professional Park and Jackson Industrial offset by decreases at Park Plaza I & II and Maple Tree Shopping Center of $4,279 and $3,404, respectively. Increasing revenues at Morenci Professional Park were caused by slightly increasing rental rates over the past year. At Jackson Industrial increases in revenues are attributable to slightly increasing rental rates over the past year along with a significant increase in tax recovery income. The increase in tax recovery income is in direct correlation with an increase in real estate taxes. The decreases at Park Plaza I & II and Maple Tree Shopping Center relate to common area maintenance recovery income.

    For the nine month period ended August 31, 1995, the increase in consolidated revenues relates to increases in rental income at Jackson Industrial, Park Plaza I & II and Morenci Professional Park, tax recovery income at Jackson Industrial and percentage rent income at Maple Tree Shopping Center. Offsetting these increases were reductions in common area maintenance recovery income at Maple Tree Shopping Center, Morenci Professional Park and Park Plaza I & II.

    Rental income increases at Jackson Industrial and Park Plaza I & II is attributable to slightly increasing rental rates. At Morenci Professional Park rental income increased due to slightly increasing rental rents and increased occupancy.

    Jackson Industrial had the largest increase in revenues for the nine month period ended August 31, 1995. Revenues were $668,206 and $621,252 for the nine month period ended August 31,1995 and 1994, respectively. The significant increase in revenues relates to real estate tax recovery income. The cause of the increase relates to a reassessment performed by the county taxing authority in which the taxing authority discovered an error in the method in which the property was assessed. The reassessment caused a significant increase in real estate tax expense which can be recovered from the tenants.

    Maple Tree Shopping Center revenues increased $6,336 for the nine month period ended August 31, 1995 when compared to the same period ended August 31, 1994. The increase in revenues relates to percentage rents. In 1994 for the nine months ended, the property received $6,474 in percentage rent income compared to $15,775 in 1995. The increase in percentage rent revenues is attributable to two tenants whose sales significantly exceeded their defined breakpoint contained in their lease.

    As of August 31, 1995, the Registrant's consolidated expenses for the quarter ended and nine month period ended are $554,083 and $1,691,315, respectively. Expenses for the quarter ended decreased $2,329 or .42% when compared to the quarter ended August 31, 1994. For the nine month period ended August 31, 1995 expenses decreased $32,684 or 1.90% when compared to the same period ended August 31, 1994.

    The decrease in consolidated expenses for the quarter ended and nine month period ended August 31, 1995 is attributable to decreases in interest expense, depreciation and amortization and other operating expenses. These decreases were offset by an increase in real estate taxes. Interest expense decreased $7,798 and $14,644 for the quarter ended and nine month period ended August 31, 1995, respectively, when compared to the same period ended August 31, 1994.
The decrease in interest expense is caused by principal amortization on the Registrant's outstanding debts. In addition to monthly principal payments on the primary debts, the Registrant has paid down in two $50,000 installments the secondary debt. These installments were made in the first quarter of 1994 and 1995. Offsetting the decrease in interest expense due to principal paydowns were increases in the interest rates on the Registrant's floating rate debt. The decrease in depreciation and amortization are attributable to certain capital expenditures (lease commissions, tenant alterations and building improvements) at the Registrant's properties becoming fully depreciated and/or amortized, offset by additional capital expenditures at Jackson Industrial and Maple Tree Shopping Center. Other operating expenses for the quarter ended and nine month period ended August 31, 1995 are $88,945 and $286,605, respectively, a decrease of $2,087 and $37,880 when compared to the same period ended
August 31, 1994. The decrease in other operating expenses for the nine month period ended August 31, 1995 relates to decreases at Park Plaza I & II and Morenci Professional Park. At both Park Plaza I & II and Morenci Professional Park there were decreases in insurance expense, snow removal costs and vacancy costs accounting for $31,135 of the decrease. The remainder of the decrease is comprised of changes in several expense categories.

    As interest expense, depreciation and amortization and other operating expenses decreased, real estate tax expense significantly increased at Jackson Industrial due to a reassessment performed by the county taxing authority in which the taxing authority discovered an error in the method in which the property was assessed. The reassessment caused real estate taxes to increase from $86,545 to $139,120 when comparing the nine month periods ended August 31, 1994 and 1995, respectively.


1994 Comparisons
----------------

    On a consolidated basis, revenue for the quarter ended August 31, 1994 increased 1% over revenue for the same quarter of 1993. For the nine months ended August 31, 1994, revenue was up 1% from that of the previous year. Quarterly revenue at Maple Tree increased 2% while year-to-date income reflects a decrease of 1%. The quarterly increase is due largely to increased rental revenues and operating expense recoveries partially offset by a decrease in tax participation due to lower real estate taxes. The year-to-date decrease is largely due to a decrease in tax participation and a recovery of bad debts in the prior year partially offset by higher rental revenue and operating expense recoveries. Revenues at Park Plaza increased 12% over the same quarter of 1993 and year-to-date revenues increased 7% primarily due to increases in rental revenues and operating expense recoveries. Third quarter revenues at Morenci decreased 9% over 1993 with year-to-date revenues reflecting an increase of 2%. The quarterly decrease in revenue is largely due to a recovery of bad debt in the prior year and a decease in occupancy. The year-to-date increase is largely due to an increase in operating expense recoveries from exterior painting performed in 1993 and billed in 1994 as well as increased average occupancy in the first quarter partially offset by recovery of bad debts in the prior year. Third quarter revenues at Jackson Industrial increased 2% over 1993, with year-to-date revenues reflecting a 1% increase primarily due to an increase in tax participation.

    Consolidated expenses for the quarter ended and nine month period ended August 31, 1994 were $558,246 and $1,729,501, respectively. Consolidated expenses decreased approximately 1.30% when comparing quarter ended August 31, 1994 to the same period ended August 31,1993, while for the nine month period ended consolidated expenses increased approximately .5%. Expenses for the quarter ended had little change when compared to prior year quarter ending balances. However, for the nine month period ended, interest expense decreased $20,305 or 3.04% along with a decrease in real estate taxes of $11,183 or 4.14% offset by increases in depreciation and amortization of $6,046 or 1.57% and other operating expenses of $32,988 or 11.32%.

    The decrease in interest expense is attributable to principal payments applied to the second mortgage debt in the amount of $100,000 in 1993 and an additional $50,000 in the first quarter of 1994. The decrease was partially offset by increases in the interest rates on the Registrant's floating rate debt. Real estate taxes decreased due to property reassessment at Maple Tree Shopping Center. The increase in depreciation and amortization is due to additional capital costs for tenant alterations, lease commissions and building improvements at Jackson Industrial, Morenci Professional Park and Maple Tree Shopping Center. At Park Plaza I & II depreciation and amortization decreased due to previously capitalized assets becoming fully depreciated and/or amortized. The substantial increase in other operating expenses is attributable to higher vacancy costs and snow removal costs at Park Plaza I & II and Morenci Professional Park, higher administrative costs at Jackson Industrial and Morenci Professional Park, higher repairs and maintenance costs at Maple Tree Shopping Center and higher parking lot repairs at Park Plaza I & II.


Inflation
---------

    The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1994, and are not expected to materially affect the Registrant's operation in 1995.

PART II.  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

    (a)  Exhibits

         Exhibit 27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

    (b)  Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

Dated: October 10, 1995                /S/ Gregory J. Nooney, Jr.
                                       ----------------------------------------
                                       Gregory J. Nooney, Jr.
                                       General Partner


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