Form 10-K405
period 1995-11-30
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1996-02-27
CIK 312155

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended November 30, 1995
                          -----------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-10287
                                                -------

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Missouri                                  43-1182535
-------------------------------------------  ----------------------------------
    (State or other jurisdiction of                    (I.R.S/ Employer
    incorporation or organization)                    Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                  63105
-------------------------------------------  ----------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (314) 863-7700
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
------------------------------------  -----------------------------------------
               None                                  Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                               Page 1 of 35 Pages
                        Exhibit Index located on Page 17

[X] Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 1, 1996, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $12,000,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 1, 1996 by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

Documents incorporated by reference:

Portions of the Prospectus of the Registrant dated November 16, 1979, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I
                                     ------

ITEM 1:  BUSINESS
-----------------

Nooney Real Property Investors-Two, L.P. (the "Registrant") is a limited partnership formed under the Missouri Uniform Limited Partnership Law on September 26, 1979, to invest, on a leveraged basis, in income-producing real properties such as shopping centers, office buildings, apartment complexes, office/warehouses and light industrial properties. The Registrant originally invested in six real property investments described in Item 2 below. During fiscal 1989, one of the Registrant's properties, Penn Park Office Complex in Oklahoma City, was sold at foreclosure to the property's mortgage lender. On November 14, 1991, a portion of one of the Registrant's properties, Building G of the Morenci Professional Park located in Indianapolis, Indiana, was sold to a party unaffiliated with the Registrant. During fiscal 1992, Stone City Mall was sold at foreclosure to the property's mortgage lender.

The Registrant's primary investment objectives are to preserve and protect the Limited Partners' capital and obtain long-term appreciation in the value of its properties. The term of the Registrant is until December 31, 2019. It was originally anticipated that the Registrant would sell or refinance its properties within approximately five to ten years after their acquisition. The depression of real estate values experienced nationwide from 1988 to 1993 lengthened this time frame in order to achieve the goal of capital appreciation.

The real estate investment market began to improve in 1994, continued this improvement in 1995, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Registrant's properties in the future. The Registrant is intended to be self-liquidating and proceeds, if any, from the sale or refinancing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the General Partners, applied to capital improvements to, or the payment of indebtedness with respect to, existing properties, the payment of other expenses or the establishment of reserves.

The business in which the Registrant is engaged is highly competitive. The Registrant's investment properties are located in or near major urban areas and are subject to competition from other similar types of properties in such areas. The Registrant competes for tenants for its properties with numerous other real estate limited partnerships, as well as with individuals, corporations, real estate investment trusts and other entities engaged in real estate investment activities. Such competition is based on such factors as location, rent schedules and services and amenities provided.

The Registrant has no employees. Property management services for the Registrant's investment properties are provided by Nooney Krombach Company, an affiliate of the General Partners.

ITEM 2:  PROPERTIES
-------------------

On October 3, 1979, the Registrant purchased the Maple Tree Shopping Center (the "Center") located at the corner of Clayton and Clarkson Roads in West St. Louis County, Missouri. Constructed in 1974 of steel and masonry block, the Center contains approximately 72,000 net rentable square feet and is located on a 7.8 acre site which provides paved parking for 366 cars. The Center was 96% leased by 15 tenants at year end. The purchase price of the Center was $3,184,053.

On October 15, 1980, the Registrant purchased Park Plaza I & II, ("Park Plaza") an office/warehouse center located at 5707-5797 Park Plaza Court in Indianapolis, Indiana. Park Plaza consists of two one-story, concrete block buildings. Park Plaza I was built in 1975 and Park Plaza II in 1979. Park Plaza is located on a 9 acre site which provides paved parking for 150 cars. The buildings contain a total of approximately 95,000 net rentable square feet and were 100% leased by 29 tenants at year end. The purchase price of Park Plaza was $2,411,163.

On March 27, 1981, the Registrant purchased Morenci Professional Park Buildings A, B, C, D & G ("Morenci"), an office/warehouse complex located at 62nd Street and Guion Road in Indianapolis, Indiana. Morenci consisted of five one-story, masonry buildings located on a 13.35 acre site. Buildings A, B, C & D were built in 1975 and building G was built in 1979. On November 14, 1991, Building G was sold to a party unaffiliated with the Registrant. The remaining buildings contain a total of approximately 105,600 net rentable square feet and were 99% leased by 29 tenants at year end. The major tenant occupying 49% of the property vacated as of December 31, 1995. The total purchase price, excluding Building G, of Morenci was $3,009,924.

On March 27, 1981, the Registrant purchased the Jackson Industrial Building A ("Jackson A"), a warehouse building located at Post Road and 30th Street in Indianapolis, Indiana. Jackson A is a one-story, masonry building and is located on a 21.87 acre site. The building, originally constructed in 1976 and subsequently expanded in 1980, contains approximately 320,000 net rentable square feet. Jackson A was 100% leased by 2 tenants at year end. The purchase price of Jackson A was $6,089,929.

Reference is made to Note 3 to Notes to Financial Statements filed herewith as
Exhibit 99.3 in response to Item 8 for a description of the mortgage indebtedness secured by the Registrant's real property investments. Reference is also made to Note 6 to Notes to Financial Statements for a discussion of revenues derived from major tenants.

The following table sets forth certain information as of November 30, 1995, relating to the properties owned by the Partnership.

                                          AVERAGE
                                        ANNUALIZED
                                         EFFECTIVE
                              TOTAL      BASE RENT                     PRINCIPAL TENANTS
                   SQUARE   ANNUALIZED      PER      PERCENT       OVER 10% OF PROPERTY BASE       LEASE
    PROPERTY        FEET    BASE RENT   SQUARE FOOT  LEASED            RENT REVENUES (%)         EXPIRATION
-----------------  -------  ----------  -----------  -------   --------------------------------  ----------

Jackson Warehouse  320,000  $ 834,000   $2.61        100%      Paper Manufacturers (30%)         1997
                                                               Formica Corporation (70%)         2000

Morenci            105,600  $ 422,340   $4.05         99%<F3>  Diversified System (49%)          1995

Maple Tree          72,000  $ 419,700   $6.04         96%      Schnucks Super Markets (35%)<F1>  1999
                                                               Super X Drugs (11%)<F2>           2000

Park Plaza I & II   95,000  $ 442,650   $4.66        100%      None

---------------

<F1>     Space subleased to DeBasio Furniture
<F2>     Space subleased to Medicine & More
<F3>     Major tenant occupying 49% of the property vacated as of December 31, 1995



ITEM 3:  LEGAL PROCEEDINGS
--------------------------

The Registrant is not a party to any material pending legal proceedings.



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
--------------------------------------------------------------

As of February 1, 1996, there were 1,081 record holders of Interests in the Registrant. There is no public market for the Interests and it is not anticipated that a public market will develop.

There were no cash distributions paid to the Limited Partners during fiscal 1994 or fiscal 1995.


ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------

                                                                Years Ended November 30,
                                             ---------------------------------------------------------------
                                                 1995         1994         1993         1992         1991
                                             -----------  -----------  -----------  -----------  -----------
                                                      (Not covered by independent auditors' report)


Rental and other income                      $2,331,934   $2,344,886    $2,248,054  $2,160,717   $2,668,289

Net income (loss)                                54,444      (35,044)     (61,339)    (129,532)    (383,000)

Data per limited partnership unit:

    Net income (loss)                              4.49        (2.89)       (5.06)      (10.69)      (31.60)

Weighted average limited partnership units
  outstanding                                    12,000       12,000       12,000       12,000       12,000

At year-end:

    Total assets                              8,440,165    8,747,540    9,110,149    9,390,676    9,683,377

    Investment property - net                 7,515,411    7,818,235    8,226,069    8,406,776    8,758,227

    Mortgage notes payable                    8,331,643    8,664,475    8,971,966    9,299,559    9,501,554

    Partners' equity (deficiency in assets)    (307,048)    (361,492)    (326,448)    (265,109)    (135,577)


See Item 7:  Management's Discussion and Analysis for discussion of comparability of items.


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Cash reserves as of November 30, 1995 are $628,358, an increase of $25,319 from year ended November 30, 1994. The increase in cash was provided by the operations of the Registrant's properties. The cash balances are being allowed to accumulate to establish adequate cash reserves to fund future capital expenditures, leasing, and tenant finish costs. These reserves are necessary based on the fact that a major tenant occupying 49% of the space at Morenci Professional Park vacated in December 1995, and partial roof replacement is needed at Jackson Industrial. The Registrant expects to fund anticipated capital expenditures throughout 1996 from cash flow provided by operations and the current level of cash reserves. The anticipated capital expenditures by property are as follows:

                                                    Other    Leasing
                                                   Capital   Capital    Total
                                                   --------  --------  --------

Park Plaza I & II                                  $ 92,090  $  6,361  $ 98,451
Morenci                                             100,000   115,500   215,500
Maple Tree S.C.                                      20,000    16,000    36,000
Jackson Industrial                                  152,840         0   152,840
                                                   --------  --------  --------
                                                   $364,930  $137,861  $502,791

Throughout 1996, approximately $502,791 of capital expenditures have been forecasted. Park Plaza I & II, Morenci Professional Park, and Maple Tree Shopping Center have leasing capital to fund tenant alterations to their respective suites along with lease commissions for new leases signed. At Park Plaza I & II, the Registrant has forecasted resurfacing of sections of the rear parking areas, concrete repair/replacement, and interior sprinkler head adjustments. At Morenci Professional Park, the Registrant has forecasted other capital to clean up and renovate the space previously occupied by the major tenant in order for it to present well to potential tenants. At Maple Tree Shopping Center, the Registrant has scheduled the enclosure of its waste storage bins in an effort to comply with city ordinances. At Jackson Industrial, the Registrant has forecasted the re-roofing of approximately 68,000 square feet at the southern end of the building.

As of November 1, 1995, the Registrant negotiated an extension of the second mortgages secured by Park Plaza I & II, Morenci Professional Park, and Maple Tree. The term of the extension is for a period of one year at a rate of 1.5% over the then published prime rate. As of November 30, 1995, interest rate on the debt was 10.25%. The balance of the debt on Park Plaza I & II and Morenci as of November 30, 1995, is $259,925. The balance of the debt on Maple Tree as of November 30, 1995, is $290,060.

The first mortgage debt on Morenci Professional Park and Park Plaza I & II have maturity dates of October 1, 2005, and December 31, 2003, respectively.

On November 1, 1995, the Registrant refinanced the existing first deed of trust on Jackson Industrial for a period of five years at a rate of 9.31%, being amortized over 18 years.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of mortgage debt as it matures. Until such time as the real estate market recovers and profitable sale of the properties is feasible, the Registrant will continue to manage the properties to achieve its investment objectives.


Results of Operations
---------------------

The results of operations for the Registrant's properties for the years ended November 30, 1995, 1994, and 1993 are detailed in the schedule below. Expenses of the Registrant are excluded.

                           Jackson
                          Industrial    Maple Tree    Park Plaza      Morenci
                         ------------  ------------  ------------  ------------

1995
----
Revenues                  $  886,870    $  524,832     $  436,685    $  489,455
Expenses                     953,738       469,795        329,971       423,981
                         ------------  ------------  ------------  ------------
     Net Income           $  (66,868)   $   55,037     $  106,714    $   65,474
                         ============  ============  ============  ============

1994
----
Revenues                  $  901,244    $  537,252     $  445,968    $  475,852
Expenses                   1,000,259       491,040        345,685       456,575
                         ------------  ------------  ------------  ------------
     Net Income           $  (99,015)   $   46,212     $  100,283    $   19,277
                         ============  ============  ============  ============

1993
----
Revenues                  $  824,177    $  509,934     $  419,510    $  473,576
Expenses                     900,786       522,498        367,441       435,862
                         ------------  ------------  ------------  ------------
     Net Income           $  (76,609)   $  (12,564)    $   52,069    $   37,714
                         ============  ============  ============  ============

At Jackson Industrial, the wide swings in revenues and expenses relate to the property's real estate taxes. In 1994 the county taxing authority discovered an error in the method in which the property had been assessed. The error was corrected, resulting in a significant increase in the real estate tax expense accrual in 1994. As the real estate tax accruals increased, they were passed
through to the tenants in the form of a real estate tax reimbursement.   From
1994 to 1995 real estate taxes paid leveled out with the expense accrual resulting in a decrease of $56,212 in the expense. Real estate tax reimbursement decreased $30,395 from 1994 to 1995 due to the renewal of a major tenant's lease, resulting in a change in their real estate tax base year.

Maple Tree Shopping Center had increases in net income for the three years presented due primarily to decreasing expenses. Revenues have remained relatively stable over the three year period. The decrease in expenses from 1993 to 1994 relates to repairs and maintenance ($16,700), snow removal ($5,037), and real estate taxes ($18,662), offset by parking lot expenditures ($22,874). The expense decrease from 1994 to 1995 is attributable to depreciation expense ($32,582) and administrative costs ($6,877), offset by increases in repairs and maintenance ($15,317) and real estate taxes ($11,020).

The operating results at Park Plaza I & II for the years ended November 30, 1995 and 1994 are similar. However, net income from 1993 to 1994 increased $48,214 due to an increase in revenues of $26,458 and a decrease in expenses of $21,756. The increase in revenues can be attributed to increased occupancy resulting in increased rental revenues. The decrease in expenses relates to repairs and maintenance ($16,634).

At Morenci Professional Park, net income varied significantly from year to year. Revenues increased from year to year while expenses increased from 1993 to 1994 and then decreased from 1994 to 1995. The increase in revenues from 1993 to 1994 relate to escalation income which is a result of increases in reimbursable operating expenses. The operating expenses that increased from 1993 to 1994 are repairs and maintenance ($6,501), real estate taxes ($3,845), snow removal ($2,917), and vacancy expenses ($3,684). Revenues from 1994 to 1995 increased due to higher occupancy which resulted in increased rental income. Expenses trended downward from 1994 to 1995 due to decreases in vacancy expense ($6,889), repairs and maintenance ($9,546), snow removal ($4,133), and sewer charges ($3,456).

The occupancy at the Registrant's properties at year-end remain at a high level. However, as previously discussed, a major tenant that occupied approximately 49% of Morenci Professional Park vacated the premises in December 1995. The occupancy levels at November 30 are as follows:

                                                Occupancy rates at November 30
                                                  1995       1994       1993
                                                ---------  ---------  ---------

Park Plaza I & II                                  100%       100%        96%
Morenci Professional Park                           99%        94%        98%
Maple Tree                                          96%        98%        98%
Jackson Industrial                                 100%       100%       100%


For the quarter ended November 30, 1995, occupancy at Park Plaza I & II increased from 92% to 100% through the leasing of 9,720 square feet to three individual tenants, offset by a single tenant vacating 2,340 square feet. For the year, leasing at Park Plaza I & II consisted of the renewal of 19,800 square feet, the execution of six new leases with a total square feet of 30,360, and the vacating by 6 tenants who occupied 30,360 square feet. At Park

Plaza I & II, no tenant occupies more than 10% of the total space. The occupancy at the years ended 1994 and 1995 was 100%.

During the fourth quarter, the occupancy level at Morenci Professional Park remained the same as the previous quarter. Leasing activity during the fourth quarter is as follows: one new lease occupying 1,200 square feet, two lease renewals for 3,600 square feet, and one tenant vacated 1,200 square feet. During the year, occupancy increased 5% due to the execution of four new leases with 9,600 square feet, the renewal of 9,600 square feet, and the vacating of 4,800 square feet. As previously stated, a tenant which occupies approximately 49% of the available space vacated their space at the expiration of their lease in December 1995. The remainder of the space is leased in small sections by various tenants.

At Maple Tree Shopping Center during the fourth quarter, leasing activity netted a decrease in occupancy by 2% or 1,200 square feet. The Registrant renewed 18,560 square feet, signed one new lease for 2,640 square feet, and one tenant vacated 1,200 square feet. For the year, occupancy decreased 2% and had the following leasing activity: one new lease for 2,640 square feet, renewed three leases totaling 19,360 square feet, vacated two leases with 3,840 square feet. Maple Tree Shopping Center has two major tenants who occupy 18% and 42% of the available space. The tenants that occupy approximately 18% and 42% of the available space have lease expirations of April 30, 2000, and July 31, 1999, respectively.

Jackson Industrial currently has two tenants who lease 100% of the available space. The major tenant who occupies approximately 70% of the available space has renewed their lease for a period of five years. The renewal has a marginal increase in rate and expires July 31, 2001. The other tenant has a lease expiration of July 31, 1997.


1995 Comparisons
----------------

As of November 30, 1995, the Registrant's consolidated revenues are $2,341,704 compared to $2,357,368 for the year ended November 30, 1994. On a consolidated basis, revenues decreased $15,664 or less than 1%. Even though consolidated revenues remained relatively stable from 1994 to 1995, the individual properties had changes from year to year. These changes have been previously analyzed.

The Registrant's consolidated expenses for the year ended November 30, 1995 is $2,287,260. When compared to year ended November 30, 1994, consolidated expenses decreased $105,152 or 4.40%. The decrease is attributable to interest expense, real estate taxes, and other operating expenses. The decrease in interest expense is attributable to all the Registrant's properties. All the properties, except for Jackson Industrial, have long-term loans with original amortization periods ranging from 25 to 30 years. As these loans amortize, each payment is applied less to interest and more to principal resulting in a decrease in interest expense. As previously stated, the decrease in real estate taxes is attributable to Jackson Industrial. The decrease in other operating expenses is comprised of several categories and they are: vacancy expense ($16,134); administrative ($9,154); snow removal ($8,797); and insurance ($4,675). Offsetting the aforementioned expense decreases were increases in professional services ($12,830) and office expenses ($5,507).

With revenues remaining relatively flat and expenses decreasing, the Registrant had favorable operating results for the year ended November 30, 1995. Net income is $54,444 or $4.49 per limited partnership unit, an increase in net income of $89,488 or $7.38 per limited partnership unit when comparing
November 30, 1995, to November 30, 1994. Cash flow provided by operations for the year ended November 30, 1995, is $493,356 which enabled the Registrant to fund capital expenditures of $135,205 and reduce loan balances by $332,832.


1994 Comparisons
----------------

For the year ended November 30, 1994, consolidated revenues were $2,357,368 which represents an increase of $91,455 when compared to November 30, 1993.
The increase in revenues is attributable to an increased real estate tax reimbursement at Jackson Industrial, rental income and expense pass throughs at Maple Tree Shopping Center, and rental income at Park Plaza I & II. The increase in real estate tax reimbursement at Jackson Industrial was previously discussed. The increases in rental income at Maple Tree Shopping Center and Park Plaza I & II relate to the Registrant's ability to renew and execute new leases at rental rates that exceeded the previous tenants' rates. The increase in expense pass throughs at Maple Tree Shopping Center directly correlate with increases in expenses which can be passed through to the tenants of the property.

As of November 30,1994, consolidated expenses for the year-end are $2,392,412, an increase of $65,160 or 2.80% when compared to year-to-date consolidated expenses as of November 30, 1993. The increase in consolidated expenses is attributable to real estate tax expense at Jackson Industrial. Offsetting the significant increase in real estate taxes are decreases in interest and depreciation and amortization. The decrease in interest expense is attributable to all the Registrant's properties. All the properties, except for Jackson Industrial, have long-term loans with amortization periods ranging from 25 to 30 years. As these loans amortize, each payment is applied less to interest and more to principal resulting in a decrease in interest expense.
The decrease in depreciation and amortization relates to tenant alterations and lease commissions at Jackson Industrial and the amortization of these items over the term of the appropriate leases.

Net loss for the year ended November 30, 1994, was $35,044 or $2.89 per limited partnership unit. For the same period ended November 30, 1993, the net loss was $61,339 or $5.06 per limited partnership unit. Cash flow provided by operations for the year ended November 30, 1994, was $315,534. The operating cash flow along with reserve cash was applied by the Registrant to fund capital expenditures of $63,324 and to fund principal payments of $307,491.


Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1995, and are not expected to materially affect the Registrant's operation in 1996.

Interest Rates
--------------

Interest rates on floating rate debt went up in 1995 which negatively affected the operations of the Registrant in 1995. Future increases in the prime interest rate can adversely affect the operations of the Registrant in 1996 and in the future.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Financial Statements of the Registrant are filed herewith as Exhibit 99.3 and are incorporated herein by reference (see Item 14(a)(1)). The supplementary financial information specified by Item 302 of Regulation S-K is provided in
Item 7.


ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------

None


                                    PART III
                                    --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The General Partners of the Registrant responsible for all aspects of the Registrant's operations are Gregory J. Nooney, Jr., age 65, and Nooney Investors, Inc., a Missouri corporation. Gregory J. Nooney, Jr. is a senior officer of Nooney Company, the sponsor of the Registrant.

The background and experience of the General Partners are as follows:

Gregory J. Nooney, Jr. joined Nooney Company in 1954 and is currently Chairman of the Board and Chief Executive Officer.

John J. Nooney is a Special General Partner of the Partnership and as such, does not exercise control of the affairs of the Partnership.

John J. Nooney joined Nooney Company in 1958 and was President and Treasurer until he resigned in 1992. Mr. Nooney is currently Chairman of the Board of Dalton Investments, a real estate asset management firm.

Nooney Investors, Inc., a wholly-owned subsidiary of Nooney Company, was formed in June 1979 for the purpose of being a general and/or limited partner in the Registrant and other limited partnerships. Gregory J. Nooney, Jr. is a director of Nooney Investors, Inc.

Gregory J. Nooney, Jr. and John J. Nooney are brothers. Gregory J. Nooney, Jr. and Faith L. Nooney (wife of John J. Nooney) are stockholders of Nooney Company, with Gregory J. Nooney, Jr. controlling all voting stock of Nooney Company.

The General Partners will continue to serve as General Partners until their withdrawal or their removal from office by the Limited Partners.

Certain of the General Partners act as general partners of limited partnerships and hold directorships of companies with a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of the Act. A list of such directorships, and the limited partnerships for which the General Partners serve as general partners, is filed herewith as Exhibit 99.1 and incorporated herein by reference.

During 1993 Lindbergh Boulevard Partners, L.P. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Gregory J. Nooney, Jr. is the general partner of Nooney Ltd. II, L.P, which in turn is the general partner of Nooney Development Partners, L.P., which in turn is the general partner of Nooney-Hazelwood Associates, L.P., which is the general partner of Lindbergh Boulevard Partners, L.P. Lindbergh Boulevard Partners, L.P. emerged from bankruptcy on May 17, 1994, when its Plan of Reorganization was confirmed.


ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

The General Partners are entitled to a share of distributions and a share of profits and losses as more fully described under the headings "Compensation to General Partners and Affiliates" on pages 8-11 and "Profits and Losses for Tax Purposes; Distributions; and Expenses of General Partners" on pages A-14 to A-17 of the Prospectus of the Registrant dated November 16, 1979, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933 (the "Prospectus"), which are incorporated herein by reference.

During fiscal 1995, there were no cash distributions paid to the General Partners by the Registrant.

See Item 13 below for a discussion of transactions between the Registrant and certain affiliates of the General Partners.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners.

                                                                       Amount and Nature of  Percentage
Title of Class                 Name of Beneficial Owner                Beneficial Ownership  of Class
-----------------------------  --------------------------------------  --------------------  ----------

Limited Partnership Interests  Liquidity Fund XI                         10 Units                0.08%
                               Liquidity Fund XVI                         3 Units                0.02%
                               Liquidity Fund Growth+Partners            45 Units                0.37%
                               Liquidity Fund Income-Growth Investors    38 Units                0.31%
                               Liquidity Fund Tax Exempt Partners II    298 Units                2.46%
                               Liquidity Fund 73, L.P.                  196 Units                1.70%
                               LF 74, L.P.                              266 Units                2.12%

The aggregate amount beneficially owned by the above listed reporting persons totals 856 Units, or 7.06% of the outstanding interests of the Registrant. The sole general partner of each of the above reporting persons is Liquidity Financial Group, L.P., a California limited partnership. Voting and dispositive power is exercised on behalf of each reporting person by its general partner.

(b) Security Ownership of Management.

None of the General Partners is known to the Registrant to be the beneficial owner, either directly or indirectly, of any Interests in the Registrant.

(c)  Changes in Control.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

(a) Transactions with Management and Others.

Certain affiliates of the General Partners are entitled to certain fees and other payments from the Registrant in connection with certain transactions of the Registrant as more fully described under the headings "Compensation to General Partners and Affiliates" on pages 8-11 and "Management" on pages 23-25 of the Prospectus, which are incorporated herein by reference.

Nooney Krombach Company, the manager of Registrant's properties, is a wholly-owned subsidiary of Nooney Company. Nooney Krombach Company is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus administrative expenses. During fiscal 1995 the Registrant paid property management fees of $116,228 to Nooney Krombach Company.

The Registrant paid Nooney Krombach Company $30,000 during fiscal 1995 as reimbursement for indirect expenses incurred in connection with management of the Registrant.

See Item 11 above for a discussion of cash distributions paid to the General Partners during fiscal 1995.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during fiscal 1995 in connection with various transactions.

(c)  Indebtedness of Management.

Not Applicable.

(d)  Transactions with promoters.

Not Applicable.

                                     PART IV
                                     -------

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) The following documents are filed as a part of this report:

    (1)   Financial Statements (filed herewith as Exhibit 99.3):

          Independent auditors' report
          Balance sheets
          Statements of operations
          Statements of partners' equity (deficiency in assets)
          Statements of cash flows
          Notes to financial statements

    (2)   Financial Statement Schedules (filed herewith as Exhibit 99.3):

          Schedule - Reconciliation of partners' equity (deficit)
          Schedule III - Real estate and accumulated depreciation

          All other schedules are omitted because they are inapplicable or not required under the instructions.

    (3)   Exhibits:

          See Exhibit Index on Page 17.

(b) Reports on Form 8-K

    During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K.

(c) Exhibits:

          See Exhibit Index on Page 17.

(d) Not Applicable

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

Date: February 21, 1996               /s/ Gregory J. Nooney, Jr.
                                      -----------------------------------------
                                      Gregory J. Nooney, Jr.
                                      General Partner

                                      Nooney Investors, Inc.
                                      General Partner

Date: February 21, 1996               By: /s/ Gregory J. Nooney, Jr.
                                          -------------------------------------
                                          Gregory J. Nooney, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer

                                      By: /s/ Patricia A. Nooney
                                          -------------------------------------
                                          Patricia A. Nooney
                                          Senior Vice President and
                                          Secretary

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number  Description
--------------  ---------------------------------------------------------------

3.1 Amended and Restated Agreement and Certificate of Limited Partnership dated November 5, 1979, is incorporated by reference to the Prospectus contained in Amendment No. 1 to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-65006).

10 Management Contract between Nooney Real Property Investors-Two, L.P. and Nooney Company is incorporated by reference to
                Exhibit 10(a) to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-65006). The Management Contract was assigned by Nooney Company to Nooney Management Company (now Nooney Krombach Company), a wholly-owned subsidiary of Nooney Company, on April 1, 1985, and is identical in all material respects.

27 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)

99.1            List of Directorships filed in response to Item 10.

99.2 Pages 8-11, 23-25 and A-14 - A-17 of the Prospectus of the Registrant dated November 16, 1979, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933 are incorporated by reference.

99.3            Financial Statements and Schedules.