Form 10-Q
period 1996-02-29
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1996-04-15
CIK 312155

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter period ended February 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        To
                               ----------------------    ----------------------

                         Commission file number 0-10287

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Missouri                                43-1182535
- -------------------------------------------  ----------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                  63105
- -------------------------------------------  ----------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (314) 863-7700

- -------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date                .
                 ---------------
                               Page 1 of 11 Pages

PART I
- ------
ITEM 1: FINANCIAL STATEMENTS
- ----------------------------

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                     February 29,  November 30,
                                                         1996          1995
                                                      (Unaudited)
                                                     ------------  ------------

ASSETS:
   Cash and cash equivalents                         $   589,917   $   628,358
   Accounts receivable                                    73,785       118,202
   Prepaid expenses and deposits                          98,587        38,356
   Investment property
      Land                                             1,886,042     1,886,042
      Buildings and improvements                      13,591,260    13,572,201
                                                     ------------  ------------
                                                      15,477,302    15,458,243
      Less accumulated depreciation                    8,037,646     7,942,832
                                                     ------------  ------------
                                                       7,439,656     7,515,411
   Deferred expenses-At amortized cost                   134,394       139,838
                                                     ------------  ------------
                                                     $ 8,336,339   $ 8,440,165
                                                     ============  ============

LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
   Accounts payable and accrued expenses             $   400,877   $   354,307
   Mortgage notes payable                              8,251,213     8,331,643
   Refundable tenant deposits                             63,133        61,263
                                                     ------------  ------------
                                                       8,715,223     8,747,213

Partners' Deficit                                       (378,884)     (307,048)
                                                     ------------  ------------
                                                     $ 8,336,339   $ 8,440,165
                                                     ============  ============

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                             (A LIMITED PARTNERSHIP)

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT

                                   (UNAUDITED)

                                                         Three Months Ended
                                                     --------------------------
                                                     February 29,  February 28,
                                                         1996          1995
                                                     ------------  ------------

REVENUES:
   Rental and other income                           $   563,462   $   571,187
   Interest                                                2,665         2,981
                                                     ------------  ------------
                                                         566,127       574,168

EXPENSES:

   Interest                                              196,658       212,855
   Depreciation and amortization                         121,945       118,065
   Real estate taxes                                     124,092       102,464
   Property management fees paid to
      Nooney Krombach Company                             28,210        28,050
   Reimbursement to Nooney Krombach Company for
      partnership management services and
      indirect expenses                                    7,500         7,500
   Other operating expenses                              159,558       108,465
                                                     ------------  ------------
                                                         637,963       577,399
                                                     ------------  ------------
NET LOSS                                             $   (71,836)  $    (3,231)
                                                     ============  ============

NET LOSS PER LIMITED PARTNERSHIP UNIT                $     (5.93)  $     (0.27)
                                                     ============  ============

PARTNERS' DEFICIT:
   Beginning of Period                               $  (307,048)  $  (361,492)
   Net Loss                                              (71,836)       (3,231)
                                                     ------------  ------------
   End of Period                                     $  (378,884)  $  (364,723)
                                                     ============  ============

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                     --------------------------
                                                     February 29,  February 28,
                                                         1996           1995
                                                     ------------  ------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
   Net Loss                                          $   (71,836)  $    (3,231)
   Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
      Depreciation and amortization                      121,945       118,065
      Changes in assets and liabilities:
         Decrease in accounts receivable                  44,417       109,277
         Increase in prepaid expenses                    (60,231)       (8,665)
         Increase in deferred assets                      (3,730)      (72,623)
         Increase (Decrease) in accounts
              payable and accrued expenses                46,570        (3,567)
         Increase in refundable tenant deposits            1,870         1,212
                                                     ------------  ------------
         Total Adjustments                               150,841       143,699
                                                     ------------  ------------
         Net cash provided by (used in)
              operating activities                        79,005       140,468

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Addition to investment property                       (37,016)      (10,073)
                                                     ------------  ------------

         Net cash used in investing activities           (37,016)      (10,073)
                                                     ------------  ------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Payments on mortgage notes payable                    (80,430)     (116,793)
                                                     ------------  ------------
         Net cash used in financing activities           (80,430)     (116,793)
                                                     ------------  ------------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                           (38,441)       13,602

CASH AND CASH EQUIVALENTS,
   Beginning of period                                   628,358       603,039
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS,
   End of period                                     $   589,917   $   616,641
                                                     ============  ============

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                  THREE MONTHS ENDED FEBRUARY 29, 1996 AND 1995

NOTE A:

Refer to the Registrant's financial statements for the year ended November 30, 1995, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. During the first quarter of fiscal year 1996, the Registrant implemented "Financial Accounting Standards Board Rule 121, Accounting for the Long-lived Asset and for the Long-lived Assets to Be Disposed Of". The implementation had no financial statement impact for the quarter ended February 29, 1996. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at February 29, 1996 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners of the Registrant are officers and directors of Nooney Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of Nooney Company.

NOTE D:

The loss per limited partnership unit for the three months ended February 29, 1996 and 1995 was computed based on 12,000 units, the number of units outstanding during the periods.

ITEM 7: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

    Cash on hand as of February 29, 1996 is $589,917, a decrease of $38,441 from year end November 30, 1995. The decrease in cash flow is attributable to the operations of the property. Cash flow provided by operating activities for the quarter ended February 29, 1996 is $79,005 and for the same period ended February 28, 1995 was $140,468. Though cash on hand decreased in the first quarter, the Registrant expects the properties to provide adequate cash flow from operations to fund anticipated capital expenditures. The anticipated capital expenditures by property are as follows:

                                         Leasing        Other
                                         Capital       Capital       Total
                                       ------------  ------------  ------------

Park Plaza I & II                      $      6,400  $     92,100  $     98,500
Morenci Professional Park                   108,300       100,000       208,300
Maple Tree Shopping Center                    8,000        20,000        28,000
Jackson Industrial                                0       152,900       152,900
                                       ------------  ------------  ------------
                                       $    122,700  $    365,000  $    487,700
                                       ============  ============  ============

During the remainder of 1996, approximately $487,700 of capital expenditures are anticipated. At Park Plaza I & II, Morenci Professional Park and Maple Tree Shopping Center leasing capital includes funds for tenant alterations and the payment of lease commissions. Other capital at Park Plaza I & II will be for the following items: resurfacing sections of the rear parking lot, major concrete repair/replacement and the adjusting of the property's sprinkler system and sprinkler heads.The Registrant has forecasted other capital at Morenci Professional Park to renovate the suites vacated by the major tenant in December 1995. The renovation will divide the vacant space into 1,200 to 9,600 square foot units. Maple Tree Shopping Center has scheduled the enclosure of its waste storage bins in an effort to comply with city ordinances. At the remaining property, Jackson Industrial, certain sections of the roof will be replaced/repaired and the skylights will be replaced.

The first mortgage debt on Morenci Professional Park and Park Plaza I & II have maturity dates of October 1, 2005 and December 31, 2003, respectively.

On November 1, 1995, the Registrant refinanced the existing first deed of trust on Jackson Industrial for a period of five years at a rate of 9.31%, being amortized over 18 years.

As of November 1, 1995, the registrant negotiated an extension of the second mortgages secured by Park Plaza I & II, Morenci Professional Park and Maple Tree Shopping Center. The term of the extensions were for a period of one year maturing October 31, 1996 at a rate of 1.5% over the then published prime rate. As of February 29, 1996, interest rate on the debt was 9.75%. The balance of the debt on Park Plaza I & II and Morenci Professional Park as of February 29, 1996 is $256,592. The balance of the debt on Maple Tree Shopping Center as of February 29, 1996 is $286,436.

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


Results of Operations
- ---------------------

The results of operations for the Registrants properties for the quarter ended February 29, 1996 and February 28, 1995 are detailed in the schedule below. Expenses of the Registrant are excluded.

                            Jackson                                  Morenci
                          Industrial    Maple Tree    Park Plaza   Prof. Park
                         ------------  ------------  ------------  ------------
1996
- ----
Revenues                 $   218,473   $   131,844   $   113,038   $   100,845
Expenses                 $   250,493   $   121,402   $    91,127   $   130,503
                         ------------  ------------  ------------  ------------
Net Income (Loss)        $   (32,020)  $    10,442   $    21,911   $   (29,658)
                         ============  ============  ============  ============

1995
- ----
Revenues                 $   219,303   $   126,743   $   110,705   $   117,301
Expenses                 $   229,985   $   112,963   $    79,204   $   107,736
                         ------------  ------------  ------------  ------------
Net Income (Loss)        $   (10,682)  $    13,780   $    31,501   $     9,565
                         ============  ============  ============  ============

The operations of the individual properties for the quarter ended February 29, 1996 when compared to the quarter ended February 28, 1995 have had decreases in net income or increases in the net loss. The only property whose operations remained relatively stable was Maple Tree Shopping Center. Jackson Industrials increase in the net loss is attributable to an increase in real estate taxes offset by a decrease in interest expense. Park Plaza I & II had similar results as revenues remained relatively stable and expenses increased. Significant increases in expenses occurred at Park Plaza I & II in the categories of snow removal ($7,592), insurance ($1,705) and administrative costs ($1,801). At Morenci Professional Park revenues decreased as expenses decreased resulting in a significant decline in net income. The decrease in revenues can be attributed to rental income as a major tenant vacated the building at the end of December 1995, as expected. The increase in expenses relates to snow removal ($7,572), vacancy expense ($5,451) and professional fees ($4,482).

The occupancy at three of the Registrants properties remained at high levels. The occupancy at Morenci Professional Park, as expected, decreased significantly due to the vacancy of a major tenant effective December 31, 1995. The occupancy levels at February 29, 1996 and February 28, 1995 and 1994 are as follows:

                                       Occupancy levels as of February 29, 1996
Property                                    and February 28, 1995 and 1994
- -------------------------------------  ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------

Park Plaza I & II                           98%           92%           98%
Morenci Professional Park                   57%           99%           94%
Maple Tree Shopping Center                  98%           98%           98%
Jackson Industrial                         100%          100%          100%

At the beginning of fiscal year 1996, Park Plaza I & II occupancy level was 100%. However, during the first quarter, two tenants occupying 4,140 square feet vacated, representing 4.35% of the total square feet in this facility. One new lease was signed by the Registrant during the first quarter. The leasing activity for the first quarter resulted in a reduction of occupancy of approximately 2%. At Park Plaza I & II, no tenant occupies more than 10% of the total space.

During the first quarter at Morenci Professional Park leasing activity was significant. As previously stated, the expected move out of the Parks major tenant put 51,600 square feet on the market. Along with the move out of the aforementioned tenant, two other tenants occupying 6,000 square feet vacated their suites, one of which vacated 3,600 square feet to expand into 7,200 square feet elsewhere in the property. Offsetting the vacancies, were the signing by the Registrant of five new leases totaling 13,200 square feet and the renewal of four leases totaling 4,800 square feet. Morenci Professional Park has no tenants that occupy more than 10% of the available space.

In the first quarter at Maple Tree Shopping Center occupancy increased 2% or 1,200 square feet with the signing of one new lease. The Registrant also renewed one lease with 800 square feet. No tenants vacated their suites during the first quarter. The tenants that occupy approximately 18% and 42% of the available space have lease expirations of April 30, 2000 and July 31, 1999, respectively.

Jackson Industrial currently has two tenants who lease 100% of the available space. The major tenant who occupies approximately 61% of the available space renewed its lease for a period of five years commencing August 1, 1995. This tenant has indicated to the community through a press release that they will be closing this facility. The Registrant has not received verbal or written notice that the tenant will be exercising their termination option. The other tenant occupying 39% of the available space has a lease expiring July 31, 1997.


1996 Comparisons
- ----------------

As of February 29, 1996, the Registrants consolidated revenues are $566,127 for the quarter ended and for the same period ended February 28, 1995 consolidated revenues were $574,168. Revenues decreased 1.4% or $8,041. On a consolidated basis revenues remained relatively stable when comparing first quarter results from February 29, 1996 to February 28, 1995. However, the Registrant expects revenues on a consolidated basis to decrease in the second quarter due to the move out of a major tenant at Morenci Professional Park.

During the first quarter of 1996 consolidated expenses as of February 29, 1996 was $637,963 compared to $577,399 for the first quarter ended February 28, 1995. The increase in consolidated expenses of $60,564 or 10.5% can be attributed to an increase in real estate taxes and other operating expenses offset by a decrease in interest expense. The increase in real estate taxes is attributable to Jackson Industrial. In 1994 the property was reassessed and during the reassessment the taxing authority discovered an error in the method in which the property was assessed. With the increased assessment, the properties real estate tax accruals were adjusted to properly reflect the liability. The accrual adjustment affects 1996 and 1995 since in the state of Indiana real estate taxes are paid in arrears. The increase in other operating expenses can be attributed to the following expense categories: insurance ($6,804), parking lot ($4,926), repairs and maintenance ($7,586), snow removal ($15,721), vacancy expenses ($6,525) and administrative costs ($7,800). The decrease in interest expense relates primarily to Jackson Industrial. Interest expense paid by the Registrant on behalf of Jackson Industrial was $94,984 for the quarter ended February 29, 1996 compared to $105,125 for the quarter ended February 28, 1995. The decrease in expense was caused by the refinancing of the first mortgage debt effective November 1, 1995 for a period of five years at a rate of 9.31%, being amortized over 18 years.


1995 Comparisons
- ----------------

As of February 28, 1995 consolidated revenues were $574,168 for the quarter ended compared to $559,109 for the quarter ended February 28, 1994. Revenues increased $15,059 or 2.7% when comparing the quarter ending results. The increase in revenues can be attributed to Jackson Industrial and Park Plaza I &
II. At Jackson Industrial the increase in revenues were generated through an increase in real estate tax reimbursement. As real estate tax expense increases, the increases are passed through to the tenant under a provision in their lease. At Park Plaza I & II, the increase in revenues is attributable to rental income. The cause for the increase in rental income is due to slightly higher rents and an increase in average occupancy for the quarter.

For the quarter ended February 28, 1995 and 1994 consolidated expenses were $577,399 and $611,096, respectively. Consolidated expenses decreased $33,697 or 5.5% when comparing the quarter ending results. The decrease in consolidated expenses relates to decreases in depreciation and amortization and other operating expenses offset by an increase in real estate taxes. The decrease in depreciation and amortization can be attributed to Maple Tree Shopping Center. At Maple Tree Shopping Center, certain tenant alterations, lease commissions and building improvements become fully amortized and/or depreciated during 1994. The decrease in other operating expenses can be attributed to the following expense categories: vacancy expense ($10,720), snow removal ($8,504), repairs and maintenance ($7,001), parking lot expenditures ($5,678) with the remainder of the decrease dispersed among several expense categories. The increase in real estate taxes relates to an individual property, Jackson Industrial. Real estate tax accruals increased approximately $19,000 when comparing February 28, 1995 to 1994. The increase in the real estate tax accruals is due to a reassessment performed by the county taxing authority in which the taxing authority discovered an error in the method in which the property was assessed.

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

                                      NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

Dated: April 11, 1996                 /S/ GREGORY J. NOONEY, JR.
                                      -----------------------------------------
                                      Gregory J. Nooney, Jr.
                                      General Partner

                                      NOONEY INVESTORS, INC.

                                      /S/ GREGORY J. NOONEY, JR.
                                      -----------------------------------------
                                      Gregory J. Nooney, Jr.
                                      Chairman

                                      /S/ PATRICIA A. NOONEY
                                      -----------------------------------------
                                      Patricia A. Nooney
                                      Senior Vice President and Secretary

                                      BEING A MAJORITY OF THE DIRECTORS