Form 10-Q
period 1996-05-31
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1996-07-15
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended May 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________  To _______________

                         Commission file number 0-10287

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                    Missouri
- --------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   43-1182535
- --------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                             63105
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (314) 863-7700


- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No _____.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No_____.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date _______________.

PART I
ITEM 1 - FINANCIAL STATEMENTS:

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                       May 31,      November 30,
                                                        1996           1995
                                                    (Unaudited)
                                                   -------------   -------------
ASSETS
         Cash ..................................   $    532,043    $    628,358
         Accounts receivable ...................         72,263         118,202
         Prepaid expenses and deposits .........        140,972          38,356
         Investment property
           Land ................................      1,886,042       1,886,042
           Buildings and improvements ..........     13,695,508      13,572,201
                                                   ------------    ------------
                                                     15,581,550      15,458,243
           Less accumulated depreciation .......     (8,142,821)     (7,942,832)
                                                   ------------    ------------
                                                      7,438,729       7,515,411
         Deferred expenses-At amortized cost ...        120,179         139,838
                                                   ------------    ------------
                                                   $  8,304,186    $  8,440,165
                                                   ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities
         Accounts payable and accrued expenses .   $    443,955    $    354,307
         Refundable tenant deposits ............         64,926          61,263
         Mortgage notes payable ................      8,169,017       8,331,643
                                                   ------------    ------------
                                                      8,677,898       8,747,213

Partners' Deficit ..............................       (373,712)       (307,048)
                                                   ------------    ------------

                                                   $  8,304,186    $  8,440,165
                                                   ============    ============

SEE NOTES TO FINANCIAL STATEMENTS

                                              NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                                                       (A LIMITED PARTNERSHIP)

                                           STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                                                             (UNAUDITED)
                                                                      Three Months Ended                     Six Months Ended
                                                               -------------------------------       -------------------------------
                                                                  May 31,           May 31,             May 31,           May 31,
                                                                   1996              1995                1996              1995
                                                               ------------       ------------       ------------       ------------

REVENUES:
         Rental and other income .......................       $   552,677        $   592,484        $ 1,116,139        $ 1,163,671
         Interest ......................................             2,624              2,648              5,289              5,629
                                                               -----------        -----------        -----------        -----------
                                                                   555,301            595,132          1,121,428          1,169,300
                                                               -----------        -----------        -----------        -----------

EXPENSES:

         Interest ......................................           196,112            211,410            392,770            424,265
         Depreciation and amortization .................           126,140            117,419            248,085            235,484
         Real estate taxes .............................            72,376            104,627            196,468            207,091
         Property management fees paid to
          Nooney Krombach Company ......................            27,002             29,683             55,212             57,733
         Reimbursement to Nooney Krombach
          Company for partnership management
          services and indirect expenses ...............             7,500              7,500             15,000             15,000
         Other operating expenses ......................           120,999             89,197            280,557            197,662
                                                               -----------        -----------        -----------        -----------
                                                                   550,129            559,836          1,188,092          1,137,235
                                                               -----------        -----------        -----------        -----------

NET INCOME (LOSS) ......................................       $     5,172        $    35,296        $   (66,664)       $    32,065
                                                               ===========        ===========        ===========        ===========
NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT ......................................       $      0.43        $      2.91        $     (5.50)       $      2.65
                                                               ===========        ===========        ===========        ===========

PARTNERS' DEFICIT:
         Beginning of Period ...........................       $  (378,884)       $  (364,723)       $  (307,048)          (361,492)
         Net Income (Loss) .............................             5,172             35,296            (66,664)            32,065
                                                               -----------        -----------        -----------        -----------

         End of Period .................................       $  (373,712)       $  (329,427)       $  (373,712)       $  (329,427)
                                                               ===========        ===========        ===========        ===========

SEE NOTES TO FINANCIAL STATEMENTS


                                              NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                                                       (A LIMITED PARTNERSHIP)

                                                      STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                                             Three Months Ended              Six Months Ended
                                                                        ----------------------------   -----------------------------
                                                                           May 31,         May 31,         May 31,         May 31,
                                                                            1996            1995            1996            1995
                                                                        ------------    ------------   -------------   -------------

CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES:
         Net Income (Loss) .........................................      $   5,172       $  35,296       $ (66,664)      $  32,065
         Adjustments to reconcile net income (Loss)
           to net cash provided by
           operating activities:
           Depreciation and amortization ...........................        126,140         117,419         248,085         235,484

           Changes in assets and liabilities:
             Decrease (Increase) in accounts receivable ............          1,522         (14,652)         45,939          94,625
             Increase in prepaid expenses an deposits ..............        (42,385)         (2,801)       (102,616)        (11,466)
             Decrease (Increase) in deferred expenses ..............          1,200          68,459          (2,530)         (4,163)
             Increase (Decrease) in accounts
                payable and accrued expenses .......................         43,078         (70,580)         89,648         (74,147)
             Increase (Decrease) in refundable tenant
               deposits ............................................          1,793            (158)          3,663           1,054
                                                                          ---------       ---------       ---------       ---------

               Total Adjustments ...................................        131,348          97,687         282,189         241,387
                                                                          ---------       ---------       ---------       ---------

               Net cash provided by operating activities ...........        136,520         132,983         215,525         273,452
                                                                          ---------       ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Addition to investment property .................................       (112,198)        (10,858)       (149,214)        (20,932)
                                                                          ---------       ---------       ---------       ---------

                Net cash used in investing activities ..............       (112,198)        (10,858)       (149,214)        (20,932)
                                                                          ---------       ---------       ---------       ---------

CASH FLOWS FROM  FINANCING ACTIVITIES:
   Payments on mortgage notes payable ..............................        (82,196)        (70,513)       (162,626)       (187,306)
                                                                          ---------       ---------       ---------       ---------

             Net cash used in financing activities .................        (82,196)        (70,513)       (162,626)       (187,306)
                                                                          ---------       ---------       ---------       ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...............        (57,874)         51,612         (96,315)         65,214


CASH AND CASH EQUIVALENTS,
   Beginning of period .............................................        589,917         616,641         628,358         603,039
                                                                          ---------       ---------       ---------       ---------

CASH AND CASH EQUIVALENTS,
   End of period ...................................................      $ 532,043       $ 668,253       $ 532,043       $ 668,253
                                                                          =========       =========       =========       =========

CASH PAID FOR INTEREST .............................................      $ 196,112       $ 211,410       $ 392,770       $ 424,265
                                                                          =========       =========       =========       =========

SEE NOTES TO FINANCIAL STATEMENTS


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED MAY 31, 1996 AND 1995

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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at May 31, 1996and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners of the Registrant are officers and directors of Nooney Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of Nooney Company.

NOTE D:

The loss per limited partnership unit for the three and six months ended May 31, 1996 and 1995 was computed based on 12,000 units, the number of units outstanding during the periods.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash on hand as of May 31, 1996 is $532,043, a decrease of $96,315 from year end November 30, 1995. The decrease in cash flow can be attributed to the increase in capital expenditures for the three and six month periods ended May 31, 1996. The increase in capital expenditures primarily relates to Morenci Professional Park in order to renovate the suites vacated by the major tenant in December 1995. Though cash on hand has decreased over the past six months, the Registrant expects the properties to provide adequate cash flow from operations to fund anticipated capital expenditures. The anticipated capital expenditures by property are as follows:

                                                   Leasing     Other
                                                   Capital    Capital     Total
                                                  --------   --------   --------

Park Plaza I & II .............................   $  1,700   $ 92,000   $ 93,700
Maple Tree Shopping Center ....................      5,000     30,000     35,000
Jackson Industrial Park .......................          0    152,800    152,800
Morenci Professional Park .....................     76,900     15,000     91,900
                                                  --------   --------   --------
                                                  $ 83,600   $289,800   $373,400
                                                  ========   ========   ========

During the remainder of 1996, approximately $373,400 of capital expenditures are anticipated. Leasing capital at the three properties will fund tenant alterations and lease commissions. Other capital at Park Plaza I & II will be for the following items: resurface sections of the rear parking lot, major concrete repair/replacement and the adjusting of the property's sprinkler system and sprinkler heads. Maple Tree Shopping Center has scheduled the enclosure of its waste storage bins in an effort to comply with city ordinances. The registrant has forecasted for the replacement/repair of certain sections of the roof and replacement of the skylights at Jackson Industrial. At the remaining property, Morenci Professional Park, renovations to divide the vacant space into 1,200 to 9,600 square foot units will continue into the third and fourth quarter.

As of November 1, 1995, the Registrant negotiated an extension of the second mortgages secured by Park Plaza I & II, Morenci Professional Park and Maple Tree Shopping Center. The term of the extensions were for a period of one year maturing October 31, 1996 at a rate of 1.5% over the then published prime rate. As of May 31, 1996, interest rate on the debt was 9.75%. The balance of the debt on Park Plaza I & II and Morenci Professional Park as of May 31, 1996 is $253,259. The balance of the debt on Maple Tree Shopping Center as of May 31, 1996 is $282,812.

The future liquidity of the Registrant is dependent in its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of mortgage debt as it matures. Until such time as the real estate market recovers and a profitable sale of the properties is feasible, the Registrant will continue to manage the properties to achieve its investment objectives.


Results of Property Operations

The results of operations of the Registrant's properties for the quarter ended May 31, 1996 and 1995 are detailed in the schedule below. Revenues and expenses of the Registrant are not presented.

                         Jackson        Maple Tree     Park Plaza       Morenci
                        Industrial        Center         I & II       Prof. Park
                        ----------      ----------     ----------     ----------
       1996
- ------------------
Revenues .........      $ 218,664       $ 139,772      $ 111,215      $  83,300
Expenses .........        180,794         126,928         97,261        121,755
                        ---------       ---------      ---------      ---------
Net Income .......      $  37,870       $  12,844      $  13,954      $ (38,455)
                        =========       =========      =========      =========

       1995
- ------------------
Revenues .........      $ 225,357       $ 139,214      $ 109,955      $ 118,117
Expenses .........        237,810         118,455         79,518        104,257
                        ---------       ---------      ---------      ---------
Net Income .......      $ (12,453)      $  20,759      $  30,437      $  13,860
                        =========       =========      =========      =========


The operating results at Jackson Industrial varied significantly from quarter ended May 31, 1996 to quarter ended May 31, 1995. The significant increase in net income relates to a decrease in real estate tax expense. The decrease in real estate taxes is attributable to a decrease in the tax assessment for 1996 resulting in an accrual adjustment for the period March 1995 through February 1996. Real estate taxes at Jackson Industrial are paid in arrears resulting in the retroactive accrual adjustment.

At Maple Tree Shopping Center net income decreased due to an increase in expenses. The increase in expenses is attributable to the write off of certain receivables relating to an individual tenant that has been deemed uncollectible by the Registrant.

The operating results at Park Plaza I & II decreased from quarter end May 31, 1995 to quarter end May 31, 1996. The decrease relates primarily to an increase in operating expenses. The increase in operating expenses can be attributed to real estate tax expense. The increase in real estate taxes is attributable to an increase in the tax assessment for 1996 resulting in an accrual adjustment for the period March 1995 to February 1996. Real estate taxes at Park Plaza I & II are paid in arrears resulting in the retroactive accrual adjustment.

The results of operations at Morenci Professional Park varied significantly when comparing quarter ended results from May 31, 1996 to May 31, 1995. The significant decrease in net income is attributable to both a decrease in revenues and an increase in expenses. The decrease in revenues and the increase in expenses can be attributed to the expected move out of the property's major tenant in December 1995. With approximately 49% of the available space vacated, rental revenues decreased significantly and vacancy expenses increased. However, the occupancy at Morenci Professional Park has increased better than what was previously expected, therefore, the vacancy expenses should decline throughout the remainder of the year.

The occupancy at three of the Registrant's properties remained at high levels. The occupancy at Morenci Professional Park, as expected, decreased significantly due to the vacancy of a major tenant effective December 1995. The occupancy levels at May 31, 1996, 1995 and 1994 are as follows:

                                                  Occupancy levels as of May 31,
                                                  ------------------------------
                Property                          1996         1995         1994
                --------                          ----         ----         ----

Park Plaza I & II .......................          98%         100%          96%
Morenci Professional Park ...............          61%          98%          97%
Maple Tree Shopping Center ..............          98%          98%          98%
Jackson Industrial ......................         100%         100%         100%


At Park Plaza I & II occupancy level for the quarter ended May 31, 1996 remained at 98%. Leasing activity consisted of the renewal of 7,200 square feet to a single tenant. The property did not have any new leases or move-outs. At Park Plaza I & II, no tenant occupies more than 10% of the available space.

The second quarter leasing activity at Morenci Professional Park is as follows: five (5) new leases were signed with a combined total square feet of 6,000; three (3) leases were renewed with a total square footage of 4,800, and; one (1) tenant vacated 1,200 square feet. In summary, occupancy increase approximately 4% during the quarter ended May 31, 1996. Morenci Professional Park has no tenants that occupy more than 10% of the available space.

In the second quarter of fiscal year 1996 at Maple Tree Shopping Center occupancy remained at 98% with the renewal of one (1) lease occupying 800 square feet, the signing of a new lease with 800 square feet and the move-out of a single tenant occupying 800 square feet. The tenants that occupy approximately 18% and 42% of the available space have a lease expirations of April 30, 2000 and July 31, 1999, respectively.

Jackson Industrial currently has two tenants who lease 100% of the available space. The major tenant who occupies approximately 61% of the available space renewed its lease for a period of five years commencing August 1, 1995. This tenant has indicated to the community through a press release that they will be closing this facility. The Registrant has not received verbal or written notice that the tenant will be exercising their termination option. The other tenant occupying 39% of the available space has a lease which expires July 31, 1997.


1996 Comparison

Revenues for the quarter ended May 31, 1996 and 1995 are $555,301 and $595,132, respectively. For the six month period ended May 31, 1996 and 1995 revenues are $1,121,428 and $1,169,300, respectively. For the quarter ended revenues decreased $39,831 when comparing May 31, 1996 to May 31, 1995 and for the six month period ended, revenues decreased $47,872 for the same periods ended
May 31, 1996 and 1995.

The decrease in consolidated revenues on a quarterly and six month basis can be attributed to decreases at Morenci Professional Park and Jackson Industrial. The decrease in revenues at Morenci Professional Park can be attributed to the expected move-out of a major tenant in December 1995. The tenant occupied approximately 49% of the available space and on a quarterly basis paid approximately $105,000 in rent. Offsetting the loss in rental income from the major tenant is rental revenues received from new and expanding tenants. Since the move-out of the major tenant in December 1995 occupancy at Morenci Professional Park has increased approximately 11%. At Jackson Industrial revenues decreased due to a decrease in tax recovery income. One of the major tenants renewed in 1995 and received a new base year thus adjusting the amount of real estate tax expense the Registrant may pass through to the tenant in the form of real estate tax recovery income.

As of May 31, 1996 and 1995 consolidated expenses for the quarter ended were $550,129 and $559,836, respectively. For the six month period ended May 31, 1996 and 1995 consolidated expenses were $1,188,092 and $1,137,235, respectively. For the quarter ended consolidated expenses remained relatively stable, however, individual expense items varied significantly. For the six month period ended May 31, 1996 when compared to the same period ended May 31, 1995 consolidated expenses increased $50,857 or 4.47%.

For the quarter ended May 31, 1996 as compared to the quarter ended May 31, 1995, the following expense categories varied significantly: interest expense decreased $15,298; real estate taxes decreased $32,251, and; other operating expenses increased $31,802. Jackson Industrial re-financed its first mortgage debt effective November 1, 1995 for a period of five years at a rate of 9.31%, being amortized over 18 years compared to a rate of 10.40% prior to the refinancing. The decrease in real estate taxes can be attributed to an assessment change which resulted in changes in the liability accruals at Jackson Industrial and Park Plaza I & II. At Jackson Industrial the real estate tax accrual was adjusted for a decrease in the assessed value while at Park Plaza I & II the real estate tax accrual was adjusted for an increase in the assessed value. The net difference in the accrual adjustments resulted in an overall decrease in real estate tax expense. The increase in other operating expenses relates to increases in parking lot expenditures ($8,355), vacancy expenses ($17,312) and bad debt expenses ($12,028). The increase in the aforementioned expenses were offset by a decrease in professional services ($4,070).

The increase in expenses for the six month period ended May 31, 1996 when compared to May 31, 1995 can be attributed to an increase in other operating expenses offset by a decrease in interest expense. The increase in other operating expenses is attributable to the following expense categories: parking lot expenditures ($13,281); snow removal ($16,384); insurance ($6,272); administrative expenses ($12,799); and bad debt expense ($9,878). These expense categories were offset by a decrease in professional services ($5,994).The decrease in interest expense relates to the refinancing of the first mortgage debt at Jackson Industrial effective November 1, 1995 for a period of five years at a rate of 9.31%, being amortized over 18 years.


1995 Comparison

As of May 31, 1995, the Registrant's consolidated revenues were $595,132 for the quarter ended and $1,169,300 for the six month period ended May 31, 1995. The revenues have increased approximately 2.25% and 2.47% for the quarter and six month period ended when compared to the same periods ended May 31, 1994, respectively.

The net increase in consolidated revenues relates to Maple Tree Shopping Center, Jackson Industrial and Morenci Professional Park. The fourth property, Park Plaza I & II had revenues remain relatively flat. Morenci Professional Park decreased approximately $10,000 and $11,000 for the quarter ended and six month period ended, respectively. The decline in revenues relates to the expense recovery income. In 1994 for the quarter ended, the property received $16,100 compared to $5,800 in 1995. For the six month period the property recovered $19,500 and $11,500 in 1994 and 1995, respectively. The cause of the decrease in expense recovery revenues is attributable to the timing of prior year expense recovery billings. In 1994, the billing process was completed in the second quarter while in 1995, this procedure will be completed in the third quarter. The total billings for prior year expense recovery in 1995 and 1994 remained relatively stable.

Although the revenues at Morenci Professional Park decreased, the increase in revenues provided by Maple Tree Shopping Center and Jackson Industrial caused an overall increase in consolidated revenues. Maple Tree Shopping Center revenues increased $9,200 for the quarter ended and $9,700 for the six month period ended. The increase in revenues relates to percentage rents. In 1994 for the quarter ended, the property received $2,000 compared to $10,300 in 1995. The cause of the increase in percentage rent revenues is attributable to two tenants whose sales significantly exceeded their defined breakpoint contained in the lease.

Jackson Industrial had the largest increase in revenues. For the three month period ended May 31, 1995 and 1994 property revenues were $225,300 and $206,200. For the six month period ended May 31, 1995 and 1994 property revenues were $444,700 and $412,400, respectively. The significant increase relates to a reassessment performed by the county taxing authority in which the taxing authority discovered an error in the method in which the property was assessed. The reassessment caused a significant increase in real estate tax expense which can be recovered from the tenants.

As of May 31, 1995, the Registrant's consolidated expenses were $559,836 and $1,137,235 for the three month and six month period, respectively. For the same periods ended May 31, 1994 consolidated expenses were $556,491 and $1,167,587, respectively. For the quarter ended consolidated expenses remained relatively stable increasing $3,345 or less than 1%. For the six month period ended May 31, 1995 when compared to the same period ended May 31, 1994 expenses decreased $30,352 or 2.67%. The decrease can be attributed to decreases in depreciation and amortization and other operating expenses offset by an increase in real estate taxes. The decrease in depreciation and amortization relates to Maple Tree Shopping Center as certain capital expenditures (i.e., lease commission, tenant alterations and building improvements) have become fully amortized and/or depreciated during 1994. The decrease in other operating expenses can be attributed to decreases in snow removal ($11,170), vacancy expense ($12,331) and insurance ($6,714). Offsetting the aforementioned decreases was an increase in real estate taxes. The significant increase in real estate taxes relates to a reassessment performed by the county taxing authority in which the taxing authority discovered an error in the method in which the property was assessed. The correction of the error resulted in a proper assessment of the property.


Inflation

The effects of inflation did not have material impact upon the Registrant's operations in fiscal year 1995, and are not expected to materially affect the Registrant's operations in 1996.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            See Exhibit Index

        (b) Reports on Form 8-K

            None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

Dated: July 15, 1996                    /S/ Gregory J. Nooney, Jr.
                                        ----------------------------------------
                                        Gregory J. Nooney, Jr.
                                        General Partner

                                        NOONEY INVESTORS, INC.

                                        /S/ Gregory J. Nooney, Jr.
                                        ----------------------------------------
                                        Gregory J. Nooney, Jr.
                                        Chairman

                                        /S/ Patricia A. Nooney
                                        ----------------------------------------
                                        Patricia A. Nooney
                                        Senior Vice President and Secretary

                                        BEING A MAJORITY OF THE DIRECTORS

                                 EXHIBIT INDEX

Exhibit Number  Description
- --------------  ----------------------------------------------------------------

 3.1 Amended and Restated Agreement and Certificate of Limited Partnership dated November 5, 1979, is incorporated by reference to the Prospectus contained in Amendment No. 1 to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-65006).

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)