Form 10-Q
period 1996-08-31
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1996-10-15
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter period ended August 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ To __________

                         Commission file number 0-10287

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                    Missouri
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   43-1182535
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                             63105
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

                               Page 1 of 12 Pages

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS:
------------------------------

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                   August 31,       November 30,
                                                      1996             1995
                                                  (Unaudited)
                                                 -------------     -------------

ASSETS:

  Cash and cash equivalents ................     $    590,487      $    628,358
  Accounts receivable ......................          132,665           118,202
  Prepaid expenses and deposits ............           15,674            38,356
  Investment property
    Land and improvements ..................        1,886,042         1,886,042
    Buildings and improvements .............       13,725,466        13,572,201
                                                 ------------      ------------
                                                   15,611,508        15,458,243
    Less accumulated depreciation ..........       (8,259,386)       (7,942,832)
                                                 ------------      ------------
                                                    7,352,122         7,515,411
  Deferred expenses-At amortized cost ......          114,742           139,838
                                                 ------------      ------------
                                                 $  8,205,690      $  8,440,165
                                                 ============      ============

LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
  Accounts payable and accrued expenses ....     $    401,048      $    354,307
  Refundable tenant deposits ...............           69,374            61,263
  Mortgage notes payable ...................        8,085,013         8,331,643
                                                 ------------      ------------
                                                    8,555,435         8,747,213

Partners' Deficit ..........................         (349,745)         (307,048)
                                                 ------------      ------------
                                                 $  8,205,690      $  8,440,165
                                                 ============      ============

                       SEE NOTES TO FINANCIAL STATEMENTS

                                              NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                                                       (A LIMITED PARTNERSHIP)

                                           STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                                                             (UNAUDITED)
                                                                                Three Months Ended            Nine Months Ended
                                                                           ---------------------------   ---------------------------
                                                                            August 31,     August 31,     August 31,     August 31,
                                                                               1995           1996           1995           1996
                                                                           ------------   ------------   ------------   ------------

REVENUES:
  Rental and other income ..............................................   $   569,116    $   589,877    $ 1,685,255    $ 1,753,545
  Interest .............................................................         1,940          2,088          7,230          7,717
                                                                           ------------   ------------   ------------   ------------
                                                                               571,056        591,965      1,692,485      1,761,262

EXPENSES:

  Interest .............................................................       192,561        209,453        585,331        633,718
  Depreciation and amortization ........................................       127,842        115,750        375,927        351,234
  Real estate taxes ....................................................       104,623        102,896        301,091        309,987
  Property management fees paid to Nooney Krombach Company .............        28,410         29,539         83,622         87,271
  Reimbursement to Nooney Krombach Company for partnership management
    services and indirect expenses .....................................         7,500          7,500         22,500         22,500
  Other operating expenses .............................................        86,153         88,945        366,711        286,605
                                                                           ------------   ------------   ------------   ------------
                                                                               547,089        554,083      1,735,182      1,691,315
                                                                           ------------   ------------   ------------   ------------

NET INCOME (LOSS) ......................................................   $    23,967    $    37,882    $   (42,697)   $    69,947
                                                                           ============   ============   ============   ============
NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT .........................   $      1.98    $      3.13    $     (3.52)   $      5.77
                                                                           ============   ============   ============   ============

PARTNERS' DEFICIT:
  Beginning of Period ..................................................   $  (373,712)   $  (329,427)   $  (307,048)   $  (361,492)
  Net Income (Loss) ....................................................        23,967         37,882        (42,697)        69,947
                                                                           ------------   ------------   ------------   ------------
End of Period ..........................................................   $  (349,745)   $  (291,545)   $  (349,745)   $  (291,545)
                                                                           ============   ============   ============   ============

                                                  SEE NOTES TO FINANCIAL STATEMENTS

                                              NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                                                       (A LIMITED PARTNERSHIP)

                                                      STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                                                   Three Months Ended           Nine Months Ended
                                                                                ------------------------    ------------------------
                                                                                August 31,    August 31,    August 31,    August 31,
                                                                                   1996          1995          1996          1995
                                                                                ----------    ----------    ----------    ----------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

  Net Income (Loss) ........................................................    $  23,967     $  37,882     $ (42,697)    $  69,947
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ..........................................      127,842       115,750       375,927       351,234
    Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable ...........................      (60,402)       25,487       (14,463)      120,112
      (Increase) Decrease in prepaid expenses ..............................      125,298          (896)       22,682       (12,362)
      Increase in deferred expenses ........................................       (5,841)      (96,380)       (8,370)     (100,543)
      Increase (Decrease) in accounts payable and accrued expenses .........      (42,906)      118,312        46,741        44,165
      Increase in refundable tenant deposits ...............................        4,448           239         8,111         1,293
                                                                                ---------     ---------     ---------     ---------

          Total Adjustments ................................................      148,439       162,512       430,628       403,899
                                                                                ---------     ---------     ---------     ---------
Net cash provided by operating activities ..................................      172,406       200,394       387,931       473,846

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Addition to investment property ..........................................      (29,958)      (32,029)     (179,172)      (52,961)
                                                                                ---------     ---------     ---------     ---------
  Net cash used in investing activities ....................................      (29,958)      (32,029)     (179,172)      (52,961)

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Payments on mortgage notes payable .......................................      (84,004)      (70,938)     (246,630)     (258,244)
                                                                                ---------     ---------     ---------     ---------
  Net cash used in financing activities ....................................      (84,004)      (70,938)     (246,630)     (258,244)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................       58,444        97,427       (37,871)      162,641

CASH AND CASH EQUIVALENTS,
  Beginning of period ......................................................      532,043       668,253       628,358       603,039
                                                                                ---------     ---------     ---------     ---------
CASH AND CASH EQUIVALENTS,
  End of period ............................................................    $ 590,487     $ 765,680     $ 590,487     $ 765,680
                                                                                =========     =========     =========     =========

CASH, Paid for interest ....................................................    $ 192,561     $ 209,453     $ 585,331     $ 633,718
                                                                                =========     =========     =========     =========

                                                 SEE NOTES TO FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
              THREE AND NINE MONTHS ENDED AUGUST 31, 1996 AND 1995

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

NOTE B:

The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at August 31, 1996 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners of the Registrant are officers and directors of Nooney Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of Nooney Company.

NOTE D:

The income/loss per limited partnership unit for the three and nine months ended August 31, 1996 and 1995 was computed based on 12,000 units, the number of units outstanding during the periods.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Cash on hand as of August 31, 1996 is $590,487, a decrease of $37,871 from year end November 30, 1995. The decrease in cash flow can be attributed to the increase in capital expenditures for the quarter ended and for the nine month period ended August 31, 1996. The increase in capital primarily relates to renovations at Morenci Professional Park in order to prepare the suites vacated by the major tenant in December 1995 for occupancy. Though cash on hand has decreased over the past nine months, the Registrant expects the properties to provide adequate cash flow from operations to fund anticipated capital expenditures. The anticipated capital expenditures by property are as follows:

                                            Leasing        Other
                                            Capital       Capital         Total
                                            --------      --------      --------

Park Plaza I & II ....................      $      0      $ 65,000      $ 65,000
Maple Tree Shopping Center ...........             0        33,000        33,000
Jackson Industrial ...................             0       152,800       152,800
Morenci Professional Park ............        36,100             0        36,100
                                            --------      --------      --------
                                            $ 36,100      $250,800      $286,900
                                            ========      ========      ========

During the fourth quarter of 1996, approximately $286,900 of capital expenditures are anticipated. Leasing capital at Morenci Professional Park will fund tenant alterations and lease commissions. Other capital at Park Plaza I & II will be for the following items: resurface sections of the rear parking lot and adjusting of the property's sprinkler system and sprinkler heads. Maple Tree Shopping Center has scheduled the enclosure of its waste storage bins in an effort to comply with city ordinances. The registrant has forecasted for the replacement/repair of certain sections of the roof and replacement of the skylights at Jackson Industrial.

As of November 1, 1995, the Registrant negotiated an extension of the second mortgages secured by Park Plaza I & II, Morenci Professional Park and Maple Tree Shopping Center. The term of the extensions was for a period of one year maturing October 31, 1996 at a rate of 1.5% over the then published prime rate. As of August 31, 1996, the interest rate on the debt was 9.75%. The balance of the debt on Park Plaza I & II and Morenci Professional Park as of August 31, 1996 is $249,926. The balance of the debt on Maple Tree Shopping Center as of August 31, 1996 is $279,188.

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

Results of Operations
---------------------

The results of operations of the Registrant's properties for the quarter ended August 31, 1996 and 1995 are detailed in the schedule below. Revenues and expenses of the Registrant are not presented.

                                  Jackson      Maple Tree        Park          Morenci
                                Industrial    Shopping Ctr.   Plaza I & II   Prof. Park
                              --------------  -------------  -------------  --------------

            1996
----------------------------

Revenues ...................  $     218,855   $     138,347  $     117,439  $      93,662
Expenses ...................        217,180         123,162         83,463        106,523
                              -------------   -------------  -------------  -------------
Net Income (Loss) ..........  $       1,675   $      15,185  $      33,976  $     (12,861)
                              =============   =============  =============  =============

            1995
----------------------------

Revenues ...................  $     223,545   $     131,571  $     107,035  $     128,625
Expenses ...................        232,004         119,827         81,776        102,654
                              -------------   -------------  -------------  -------------
Net Income (Loss) ..........  $      (8,459)  $      11,744  $      25,259  $      25,971
                              =============   =============  =============  =============

The operating results at Jackson Industrial varied from quarter ended August 31, 1996 to quarter ended August 31, 1995. The decrease in revenues relates to the 1995 renewal of one of the property's major tenants. Though the Registrant during lease renewal negotiations obtained an increase in rental income, this increase was offset by an decrease in tax recovery income due to a change in the tenant's base year coupled with a reduction in real estate tax expense. Expenses decreased due a decrease in interest expense which can be attributed to the refinancing of the 1st mortgage debt in November of 1995. Also decreasing is real estate taxes due to a reduction in the property's tax assessment. Offsetting the expense decreases was an increase in amortization expense which can be attributed to the amortization of tenant alterations and loan fees incurred in 1995.

The operating results at Maple Tree Shopping Center for the third quarter of 1996 compared to 1995 remained relatively stable with an increase in net income of $3,441.

The improved operating results at Park Plaza I & II when comparing net income for the quarter ended August 31, 1996 to 1995 is a result of an increase in revenues. The increase relates primarily to an increase in rental income which can be attributed to an increase in average occupancy during the third quarter. Operating expenses remained relatively stable when comparing the results from August 31, 1996 to 1995.

The results of operations at Morenci Professional Park varied significantly when comparing quarter ended results from August 31, 1996 to 1995. The significant decrease in net income is attributable to a decrease in revenues. The decrease in revenues can be attributed to the expected move out of the property's major tenant in December 1995. With approximately 49% of the available space vacated, rental revenues significantly decreased. However, the occupancy at Morenci Professional Park has increased faster than what was previously expected and at the end of August the occupancy rate is 68%. Operating expenses remained relatively stable when comparing the results from August 31, 1996 to 1995.

The occupancy at three of the Registrant's properties remained at high levels. The occupancy at Morenci Professional Park, as expected, decreased significantly due to the vacancy of a major tenant effective December 1995. The occupancy levels at August 31, 1996, 1995 and 1994 are as follows:

                                               Occupancy levels as of August 31,
                                               ---------------------------------
                  Property                      1996         1995         1994
---------------------------------------------  ------       ------       ------

Park Plaza I & II ...........................    100%          92%          98%
Morenci Professional Park ...................     68%          99%          94%
Maple Tree Shopping Center ..................    100%          98%          98%
Jackson Industrial ..........................    100%         100%         100%

At Park Plaza I & II occupancy level for the quarter ended August 31, 1996 increased to 100%. Leasing activity consisted of the renewal of 3,600 square feet to a single tenant. The Registrant also leased an additional 2,340 square feet to a single user. The property did not have any move-outs. At Park Plaza I & II, no tenant occupies more than 10% of the available space.

During the third quarter leasing activity at Morenci Professional Park is as follows: five (5) new leases were signed with a combined total square feet of 8,400; three (3) leases were renewed with a total square footage of 4,800, and; one (1) tenant vacated 1,200 square feet. In summary, occupancy increase approximately 7% during the quarter ended August 31, 1996. Morenci Professional Park has no tenants that occupy more than 10% of the available space. Subsequent to quarter end, the Registrant has been able to sign six (6) new leases totaling 18,000 square feet.

In the third quarter of fiscal year 1996 at Maple Tree Shopping Center occupancy increased to 100% with the renewal of one (1) lease occupying 1,600 square feet and the signing of a new lease with 1,500 square feet. The tenants that occupy approximately 18% and 42% of the available space has a lease expirations of April 30, 2000 and July 31, 1999, respectively.

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


1996 Comparison to 1995
-----------------------

Revenues for the quarter ended August 31, 1996 and 1995 are $571,056 and $591,965, respectively. For the nine month period ended August 31, 1996 and 1995 revenues are $1,692,485 and $1,761,262, respectively. For the quarter ended revenues decreased $20,909 when comparing August 31, 1996 to 1995 and for the nine month period ended revenues decreased $68,777 for the same periods ended August 31, 1996 and 1995.

The decrease in consolidated revenues on a quarterly and nine month basis can be attributed to decreases at Morenci Professional Park and Jackson Industrial offset by increases in revenues at Park Plaza I & II. The decrease in revenues at Morenci Professional Park can be attributed to the expected move-out of a major tenant in December 1995. Offsetting the reduction in rental income from the major tenant are rental revenues received from new and expanding tenants. Since the move-out of the major tenant in December 1995 occupancy at Morenci Professional Park has increased approximately 18%. The decrease in revenues at Jackson Industrial relates to the 1995 renewal of one of the properties major tenants. Though the Registrant during lease renewal negotiations obtained an increase in rental income, this increase was offset by an decrease in tax recovery income due to a change in the tenants base year coupled with a reduction in real estate tax expense. As revenues decreased at Morenci Professional Park and Jackson Industrial, at Park Plaza I & II revenues increased approximately $10,000 for both the quarter and nine month period ended August 31, 1996 when compared to the same periods ended August 31, 1995. The increases relate primarily to an increase in rental income which can be attributed to an increase in average occupancy during the three month and nine month periods.

As of August 31, 1996 and 1995 consolidated expenses for the quarter ended were $547,089 and $554,083, respectively. For the nine month period ended August 31, 1996 and 1995 consolidated expenses were $1,735,182 and $1,691,315, respectively. For the quarter and nine month periods ended consolidated expenses remained relatively stable, however, on an individual basis several expense categories varied significantly.

For the quarter ended interest expense decreased $16,892 while depreciation and amortization increased $12,092. The decrease in interest expense relates to the refinancing of the first mortgage debt effective November 1, 1995 for a period of five years at a rate of 9.31%, being amortized over 18 years. The increase in depreciation and amortization corresponds to the increase in capital expenditures to move tenants in at the various properties.

The increase in expenses for the nine month period ended August 31, 1996 when compared to the same period ended August 31, 1995 can be attributed to increases in depreciation and amortization and other operating expenses offset by a decrease in interest expense. The increase in depreciation and amortization corresponds to the increase in capital expenditures to move tenants in at the various properties. The increase in other operating expenses is attributable to the following expense categories: vacancy expense ($27,103), snow removal ($16,384), bad debt expense ($13,968), administrative expenses ($12,512), repairs and maintenance ($10,458) and parking lot expenditures ($7,586). These expense categories were offset by a decrease in professional services ($8,139).The decrease in interest expense relates to the refinancing of the first mortgage debt effective November 1, 1995 for a period of five years at a rate of 9.31%, being amortized over 18 years.


1995 Comparisons to 1994
------------------------

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


Inflation
---------

The effects of inflation did not have material impact upon the Registrant's operations in fiscal year 1995, and are not expected to materially affect the Registrant's operations in 1996.

                                     PART II
                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a) Exhibits

             See Exhibit Index.

         (b) Reports on Form 8-K

             None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

Dated: October 14, 1996                 By: /s/ Gregory J. Nooney, Jr.
                                            ------------------------------------
                                            Gregory J. Nooney, Jr.
                                            General Partner


                                        NOONEY INVESTORS, INC.

                                        By: /s/ Gregory J. Nooney, Jr.
                                            ------------------------------------
                                            Gregory J. Nooney, Jr.
                                            Chairman


                                        By: /s/ Patricia A. Nooney
                                            ------------------------------------
                                            Patricia A. Nooney
                                            Senior Vice President and Secretary

                                        BEING A MAJORITY OF THE DIRECTORS

                                 EXHIBIT INDEX

Exhibit Number                           Description
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