Form 10-Q/A
period 1996-08-31
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1996-10-30
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q/A

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
                                                 ============      ============

                       SEE NOTES TO FINANCIAL STATEMENTS

                                              NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                                                       (A LIMITED PARTNERSHIP)

                                           STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                                                             (UNAUDITED)

                                                                                Three Months Ended            Nine Months Ended
                                                                           ---------------------------   ---------------------------
                                                                            August 31,     August 31,     August 31,     August 31,
                                                                               1996           1995           1996           1995
                                                                           ------------   ------------   ------------   ------------

REVENUES:
  Rental and other income ..............................................   $   569,116    $   589,877    $ 1,685,255    $ 1,753,545
  Interest .............................................................         1,940          2,088          7,230          7,717
                                                                           ------------   ------------   ------------   ------------
                                                                               571,056        591,965      1,692,485      1,761,262

EXPENSES:

  Interest .............................................................       192,561        209,453        585,331        633,718
  Depreciation and amortization ........................................       127,842        115,750        375,927        351,234
  Real estate taxes ....................................................       104,623        102,896        301,091        309,987
  Property management fees paid to Nooney Krombach Company .............        28,410         29,539         83,622         87,271
  Reimbursement to Nooney Krombach Company for partnership management
    services and indirect expenses .....................................         7,500          7,500         22,500         22,500
  Other operating expenses .............................................        86,153         88,945        366,711        286,605
                                                                           ------------   ------------   ------------   ------------
                                                                               547,089        554,083      1,735,182      1,691,315
                                                                           ------------   ------------   ------------   ------------

NET INCOME (LOSS) ......................................................   $    23,967    $    37,882    $   (42,697)   $    69,947
                                                                           ============   ============   ============   ============
NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT .........................   $      1.98    $      3.13    $     (3.52)   $      5.77
                                                                           ============   ============   ============   ============

PARTNERS' DEFICIT:
  Beginning of Period ..................................................   $  (373,712)   $  (329,427)   $  (307,048)   $  (361,492)
  Net Income (Loss) ....................................................        23,967         37,882        (42,697)        69,947
                                                                           ------------   ------------   ------------   ------------
End of Period ..........................................................   $  (349,745)   $  (291,545)   $  (349,745)   $  (291,545)
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