Form 10-K405
period 1996-11-30
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1997-02-28
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-K
(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                 November 30, 1996
                         -------------------------------------------------------


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                              ---------------------  ---------------------------

                         Commission file number 0-10287
                                                -------

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Missouri                                              43-1182535
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S/ Employer
incorporation or organization)                               Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                             63105
-------------------------------------------                           ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code        (314) 863-7700


--------------------------------------------------------------------------------


Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------

         None                                       Not Applicable
----------------------------------     -----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

                               Page 1 of 32 Pages
                        Exhibit Index located on Page 17

 X       Indicate by check mark if disclosure of delinquent  filers  pursuant to
--- Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 1, 1997, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $12,000,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 1, 1997 by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

Documents incorporated by reference:

Portions of the Prospectus of the Registrant dated November 16, 1979, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1: BUSINESS

It should be noted that this 10-K contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements.

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

The real estate investment market began to improve in 1994, continued this improvement in 1995 and 1996, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Registrant's properties in the future. The Registrant is intended to be self-liquidating and proceeds, if any, from the sale or refinancing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the General Partners, applied to capital improvements to, or the payment of indebtedness with respect to, existing properties, the payment of other expenses or the establishment of reserves.

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

ITEM 2: PROPERTIES

On October 3, l979, the Registrant purchased the Maple Tree Shopping Center (the "Center") located at the corner of Clayton and Clarkson Roads in West St. Louis County, Missouri. Constructed in l974 of steel and masonry block, the Center contains approximately 72,000 net rentable square feet and is located on a 7.8 acre site which provides paved parking for 366 cars. The purchase price of the Center was $3,184,053. The Center was 100% leased by 18 tenants at year end.

On October 15, l980, the Registrant purchased Park Plaza I & II, ("Park Plaza") an office/warehouse center located at 5707-5797 Park Plaza Court in Indianapolis, Indiana. Park Plaza consists of two one-story, concrete block buildings. Park Plaza I was built in l975 and Park Plaza II in l979. Park Plaza is located on a 9 acre site which provides paved parking for 150 cars. The purchase price of Park Plaza was $2,411,163. The buildings contain a total of approximately 95,000 net rentable square feet and were 100% leased by 29 tenants at year end.

On March 27, l981, the Registrant purchased Morenci Professional Park Buildings A, B, C, D & G ("Morenci"), an office/warehouse complex located at 62nd Street and Guion Road in Indianapolis, Indiana. Morenci consisted of five one-story, masonry buildings located on a 13.35 acre site. Buildings A, B, C & D were built in l975 and building G was built in l979. The total purchase price, excluding Building G, of Morenci was $3,009,924. On November 14, 1991, Building G was sold to a party unaffiliated with the Registrant. The remaining buildings contain a total of approximately 105,600 net rentable square feet. A major tenant occupying 49% of the property vacated as of December 31, 1995. Leasing during 1996 was strong and the buildings were 80% leased by 39 tenants at year end.

On March 27, l981, the Registrant purchased the Jackson Industrial Building A ("Jackson A"), a warehouse building located at Post Road and 30th Street in Indianapolis, Indiana. Jackson A is a one-story, masonry building and is located on a 21.87 acre site. The building, originally constructed in l976 and subsequently expanded in l980, contains approximately 320,000 net rentable square feet. The purchase price of Jackson A was $6,089,929. Jackson A was 100% leased by 2 tenants at year end.

Reference is made to Note 3 to Notes to Financial  Statements  filed herewith as
Exhibit 99.3 in response to Item 8 for a description of the mortgage indebtedness secured by the Registrant's real property investments. Reference is also made to Note 6 to Notes to Financial Statements for a discussion of revenues derived from major tenants.

The following table sets forth certain information as of November 30, 1996, relating to the properties owned by the Partnership.


                                                 AVERAGE
                                                 ANNUALIZED
                                                 EFFECTIVE
                                  TOTAL          BASE RENT       PER-      PRINCIPAL TENANTS                  LEASE
                       SQUARE     ANNUALIZED     PER  SQUARE     CENT      OVER 10% OF PROPERTY BASE          EXPIRA-
PROPERTY               FEET       BASE RENT      FOOT            LEASED    RENT REVENUES (%)                  TION
------------------     -------    ----------     -----------     ------    -----------------------------      -------
Jackson Warehouse      320,000    $ 834,000      $2.61           100%      Paper Manufacturers (30%)          1997
                                                                           Formica Corporation (70%)          2000
Morenci                105,600    $ 349,224      $4.16            80%      None
Maple Tree              72,000    $ 449,140      $6.24           100%      Schnucks Super Markets (33%)*      1999
                                                                           Super X Drugs (10%)**              2000
Park Plaza I & II       95,000    $ 454,610      $4.78           100%      None


*     Space subleased to DeBasio Furniture
**    Space subleased to Medicine & More


ITEM 3: LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.


                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS


As of February 1, 1997, there were 1,061 record holders of Interests in the Registrant. There is no public market for the Interests and it is not anticipated that a public market will develop.

There were no cash distributions paid to the Limited Partners during fiscal 1995 or fiscal 1996.

ITEM 6: SELECTED FINANCIAL DATA


                                                                  Years Ended November 30,
                                              --------------------------------------------------------------------------------
                                                  1996             1995             1994             1993             1992
                                                               (Not covered by independent auditors' report)
Rental and other income                       $ 2,301,696      $ 2,331,934      $ 2,344,886      $ 2,248,054      $ 2,160,717

Net income (loss)                                  16,926           54,444          (35,044)         (61,339)        (129,532)

Data per limited partnership unit:

  Net income (loss)                                  1.40             4.49            (2.89)           (5.06)          (10.69)

Weighted average limited partnership
 units outstanding                                 12,000           12,000           12,000           12,000           12,000

At year-end:

  Total assets                                  8,354,094        8,440,165        8,747,540        9,110,149        9,390,676

  Investment property - net                     7,459,116        7,515,411        7,818,235        8,226,069        8,406,776

  Mortgage notes payable                        7,999,107        8,331,643        8,664,475        8,971,966        9,299,559

  Partners' equity (deficiency in assets)        (290,122)        (307,048)        (361,492)        (326,448)        (265,109)



See Item 7:  Management's Discussion and Analysis for discussion of comparability of items.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash reserves as of November 30, 1996 are $596,247, a decrease of $32,111 from year ended November 30, 1995. The decrease in cash was due to the expenditures necessary during the year for capital expenditures, leasing and tenant finish costs. As indicated in last year's report, a major tenant occupying 49% of the space at Morenci Professional Park vacated in December 1995. The Registrant had significant expenditures to fix the spaces up for re-leasing. In addition, a partial roof replacement at Jackson Industrial Park was done during the year. The Registrant expects to fund anticipated capital expenditures for 1997 from cash flow provided by operations and the current level of cash reserves. The anticipated capital expenditures in 1997 by property are as follows:

                                        Other Capital  Leasing Capital   Total
                                        ----------------------------------------
Park Plaza I & II                         $ 62,120       $    147       $ 62,267
Morenci                                     52,040         55,588        107,628
Maple Tree Shopping Center                  71,521              0         71,521
Jackson Industrial                               0         10,000         10,000
                                          --------------------------------------
                                          $185,681       $ 65,735       $251,416

Morenci Professional Park and Jackson Industrial have leasing capital to fund tenant alterations to their respective suites along with lease commissions for new leases signed. At Park Plaza I & II, the Registrant has forecasted resurfacing of sections of the front parking areas and concrete repair/replacement. At Morenci Professional Park, the Registrant has forecasted other capital to construct model units to facilitate leasing and asphalt resurfacing. At Maple Tree Shopping Center, the Registrant has scheduled the enclosure of its waste storage bins in an effort to comply with city ordinances, a new center identification sign and re-roofing of one section of the Center.

As of November 1, 1996, the Registrant negotiated an extension of the second mortgages secured by Park Plaza I & II, Morenci Professional Park, and Maple Tree. The term of the extension is for a period of one year at a rate of 1.5% over the then corporate base rate. As of November 30, 1996, interest rate on the debt was 9.75%. The balance of the debt on Park Plaza I & II and Morenci as of November 30, 1996, is $246,619. The balance of the debt on Maple Tree as of November 30, 1996, is $276,772.

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

Results of Operations

The results of operations for the Registrant's properties for the years ended November 30, 1996, 1995, and 1994 are detailed in the schedule below. Expenses of the Registrant are excluded.

                        Jackson
                        Industrial      Maple Tree     Park Plaza     Morenci
1996

Revenues               $  864,995      $  543,132     $  478,980     $  405,786
Expenses                  847,648         479,561        359,583        490,772
                       --------------------------------------------------------

    Net Income (Loss)  $   17,347      $   63,571     $  119,397     $  (84,986)
                       =========================================================

1995

Revenues               $  886,870      $  524,832     $  436,685     $  489,455
Expenses                  953,738         469,795        329,971        423,981
                       ---------------------------------------------------------

    Net Income (Loss)  $  (66,868)     $   55,037     $  106,714     $   65,474
                       =========================================================

1994

Revenues               $  901,244      $  537,252     $  445,968     $  475,852
Expenses                1,000,259         491,040        345,685        456,575
                       ---------------------------------------------------------

    Net Income (Loss)  $  (99,015)     $   46,212     $  100,283     $   19,277
                       =========================================================


At Jackson Industrial revenues decreased slightly due to less real estate tax reimbursements from one tenant whose lease renewed in 1995 with a more current base year. Expenses were down due to a successful real estate tax appeal and the real estate taxes being lower.

Maple Tree Shopping Center had increases in base rental revenues ($12,240) and percentage rent income ($21,816) over the prior year offset by bad debt expense ($9,895). Expenses increased from 1995 to 1996 due primarily to increases in real estate tax expense ($8,872) and administrative expenses ($3,989) offset by decreases in cleaning ($1,017) and insurance ($3,472).

Net income at Park Plaza I & II for the year-ended November 30, 1996 was higher than 1995 due to the following. Revenues increased ($42,000) as a result of a combination of base rental rate increases ($24,423) and escalation income ($17,035). While expenses increased in the categories of fire and crime prevention ($9,014), snow removal ($8,178), and real estate taxes ($19,286) offset by decreases in parking lot landscaping ($4,035) and administrative expenses ($5,980).

At Morenci Professional Park, revenues decreased significantly due to the fact that a major tenant vacated at the end of 1995. During 1996, significant re-leasing was done and the property ended the year at an occupancy rate of 80%. Revenues at Morenci decreased from 1995 to 1996 due to the lower occupancy wherein base rental income was down ($117,789) offset by increases in common area maintenance income ($17,081) and tax reimbursement income ($12,725). Expenses at Morenci were higher due to an increase in amortization expense ($22,623), repairs and maintenance ($5,018), snow removal ($8,242), real estate taxes ($5,560) and vacancy expense to clean up the vacant spaces and get them ready for re-leasing ($31,443) offset by decreases in sewer ($4,027) and water ($5,150).

The occupancy at the registrants properties at year end remained high with the exception of Morenci Professional Park which ended the year at 80% occupancy. Morenci's occupancy was higher than the Registrant had anticipated achieving as re-leasing was faster than anticipated. The occupancy levels at November 30 are as follows:

                                               Occupancy rates at November 30
                                           1996              1995           1994
                                           -------------------------------------
         Park Plaza I & II                 100%              100%           100%
         Morenci Professional Park          80%               99%            94%
         Maple Tree                        100%               96%            98%
         Jackson Industrial                100%              100%           100%

Jackson Industrial has two tenants who lease 100% of the available space. The major tenant who occupies approximately 70% of the available space has a lease which runs until July 2000. The tenant has an option to cancel as of July 1998. The tenant is in process of relocating its operation and vacating the space and has been attempting to sublease the space unsuccessfully thus far. The Registrant anticipates that the tenant will exercise its option to cancel as of its cancellation date of July 1998. The other tenant has a lease which expires at the end of July 1997. Subsequent to year-end the Registrant and that tenant have exercised a five year extension of the lease.

Maple Tree Shopping Center remained 100% occupied during the fourth quarter. The Center has two major tenants who occupy 18% and 42% of the available space. Their leases have expirations of April 30, 2000 and July 31, 1999, respectively and each has several renewal options.

Occupancy at Park Plaza I & II remained 100% during the fourth quarter. Renewal leases were signed with three tenants who occupy a combined total of 14,400 square feet. At Park Plaza, no tenant occupies more than 10% of the total space.

During the fourth quarter, the occupancy level at Morenci Professional Park increased from 68% to 80%. Leasing activity consisted of signing seven new leases for a total of 14,400 square feet renewing three leases for tenants occupying 6,000 square feet offset by two tenants vacating 2,400 square feet. As previously stated, the leasing during 1996 was better than anticipated and the Registrant feels that leasing activity in 1997 will remain brisk. No tenant occupies more than 10% of the total space.

1996 Comparisons

As of November 30, 1996, the Registrants consolidated revenues are $2,316,648 compared to $2,341,704 for the year-ended November 30, 1995. On a consolidated basis revenues decreased $25,056 or approximately 1%. Consolidated revenues remained relatively stable from 1995 to 1996 and the fluctuations between individual properties were analyzed above.

The Registrant's consolidated expenses for the year-ended November 30, 1996, were $2,299,722. When compared to year-ended November 30, 1995, consolidated revenues increased $12,462 or less than 1%.

Net income is $16,926 or $1.40 per limited partnership unit. In 1995, the net income was $54,444 or $4.49 per limited partnership share. Cash flow provided by operations for the yearended November 30, 1996 were $693,291. This cash flow enabled the Registrant to fund capital expenditures of $392,866 and to reduce loan balances by $332,536.

1995 Comparisons

As of November 30, 1995, the Registrant's consolidated revenues are $2,341,704 compared to $2,357,368 for the year ended November 30, 1994. On a consolidated basis, revenues decreased $15,664 or less than 1%. Even though consolidated revenues remained relatively stable from 1994 to 1995, the individual properties had changes from year to year. These changes have been previously analyzed.

The Registrant's consolidated expenses for the year ended November 30, 1995 are $2,287,260. When compared to year ended November 30, 1994, consolidated expenses decreased $105,152 or 4.40%. The decrease is attributable to interest expense, real estate taxes, and other operating expenses. The decrease in interest expense is attributable to all the Registrant's properties. All the properties, except for Jackson Industrial, have long-term loans with original amortization periods ranging from 25 to 30 years. As these loans amortize, each payment is applied less to interest and more to principal resulting in a decrease in interest expense. As previously stated, the decrease in real estate taxes is attributable to Jackson Industrial. The decrease in other operating expenses is comprised of several categories and they are: vacancy expense ($16,134); administrative ($9,154); snow removal ($8,797); and insurance ($4,675). Offsetting the aforementioned expense decreases were increases in professional services ($12,830) and office expenses ($5,507).

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

Inflation

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal l996, and are not expected to materially affect the Registrant's operation in l997.

Interest Rates

Interest rates on floating rate debt went up in 1995 and remained constant in 1996. Future increases in the prime interest rate can adversely affect the operations of the Registrant.



ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of the Registrant are filed herewith as Exhibit 99.3 and are incorporated herein by reference (see Item 14(a)(1)). The supplementary financial information specified by Item 302 of Regulation S-K is provided in
Item 7.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The General Partners of the Registrant responsible for all aspects of the Registrant's operations are Gregory J. Nooney, Jr., age 66, and Nooney Investors, Inc., a Missouri corporation. Gregory J. Nooney, Jr. is a senior officer of Nooney Company, the sponsor of the Registrant.

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

During fiscal l996, there were no cash distributions paid to the General Partners by the Registrant.

See Item 13 below for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners.

   Title           Name of               Amount and Nature of         Percentage
 of Class      Beneficial Owner          Beneficial Ownership           of Class
 --------      ----------------          --------------------           --------
 Limited       Liquidity Fund XI               10 Units                  0.08%
Partnership    Liquidity Fund XVI               3 Units                  0.02%
 Interests     Liquidity Fund
                 Growth+ Partners              45 Units                  0.37%
               Liquidity Fund
                 Income-Growth Investors       38 Units                  0.31%
               Liquidity Fund Tax
                 Exempt Partners II           298 Units                  2.46%
               Liquidity Fund 73, L.P.        196 Units                  1.70%
               LF 74, L.P.                    266 Units                  2.12%

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

Nooney Krombach Company, the manager of Registrant's properties, is a wholly-owned subsidiary of Nooney Company. Nooney Krombach Company is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus administrative expenses. During fiscal l996 the Registrant paid property management fees of $114,645 to Nooney Krombach Company.

The Registrant paid Nooney Krombach Company $30,000 during fiscal l996 as reimbursement for indirect expenses incurred in connection with management of the Registrant.

See Item 11 above for a discussion of cash distributions paid to the General Partners during fiscal l996.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during fiscal 1996 in connection with various transactions.

(c)  Indebtedness of Management.

Not Applicable.

(d)  Transactions with promoters.

Not Applicable.

                                     PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

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



                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.



Date:      February 28, 1997                      /s/ Gregory J. Nooney, Jr.
      ----------------------------                --------------------------
                                                  Gregory J. Nooney, Jr.
                                                  General Partner



                                                  Nooney Investors, Inc.
                                                  General Partner



Date:      February 28, l997                      By:/s/ Gregory J. Nooney, Jr.
     -----------------------------                ------------------------------
                                                       Gregory J. Nooney, Jr.
                                                       Chairman of the Board and
                                                       Chief Executive Officer



                                                  By:/s/ Patricia A. Nooney
                                                  ------------------------------
                                                       Patricia A. Nooney
                                                       Senior Vice President and
                                                       Secretary

                                  EXHIBIT INDEX

Exhibit                                                                          Page
Number                           Description                                    Number
------                           -----------                                    ------
3.1         Amended and Restated Agreement and Certificate of Limited              N/A
            Partnership dated November 5, 1979, is incorporated by reference to the Prospectus contained in Amendment No. 1
            to the Registration Statement on Form S-11 under the
            Securities Act of 1933 (File No. 2-65006).

10          Management Contract between Nooney Real Property Investors-            N/A
            Two, L.P. and Nooney Company is incorporated by reference to
            Exhibit 10(a) to the  Registration  Statement on Form S-11 under the
            Securities Act of 1933 (File No. 2-65006).  The Management  Contract
            was  assigned by Nooney  Company to Nooney  Management  Company (now
            Nooney  Krombach  Company),  a  wholly-owned  subsidiary  of  Nooney
            Company,  on  April  1,  l985,  and is  identical  in  all  material respects.

99.1        List of Directorships filed in response to Item 10.                     18

99.2        Pages 8-11, 23-25 and A-14 - A-17 of  the Prospectus                   N/A
            of the Registrant dated November 16, 1979, as
            supplemented and filed pursuant to Rule 424(c)
            of the Securities Act of 1933 are incorporated by reference.

99.3        Financial Statements and Schedules.                                  20-32

                                      -17-
