Form 10-Q
period 1997-02-28
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1997-04-14
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended       February 28, 1997
                              -------------------------------------------------
                                       OR

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from                  To
                              -------------------------------------
                         Commission file number 0-10287
                                                -------

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     Missouri                                                   43-1182535
-------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                       63105
------------------------------------------------            -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code      (314) 863-7700
                                                   ----------------------------
-------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___.

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date ___

PART I
ITEM 1 - FINANCIAL STATEMENTS:


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                             (A LIMITED PARTNERSHIP)


                                 BALANCE SHEETS



                                             February 28,     November 30,
                                                1997             1996
                                             (Unaudited)
                                             -----------      -----------

ASSETS:
     Cash and cash equivalents               $    398,341    $    596,247
     Accounts receivable                          143,767         147,278
     Prepaid expenses and deposits                 86,666          46,229
     Investment property
         Land                                   1,886,042       1,886,042
         Buildings and improvements            13,968,551      13,965,067
                                             ------------    ------------
                                               15,854,593      15,851,109
         Less accumulated depreciation          8,511,206       8,391,993
                                             ------------    ------------
                                                7,343,387       7,459,116
     Deferred expenses-At amortized cost           96,020         105,224
                                             ------------    ------------
                                             $  8,068,181    $  8,354,094
                                             ============    ============


LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable and accrued expenses   $    399,428    $    572,660
     Mortgage notes payable                     7,911,406       7,999,107
     Refundable tenant deposits                    75,014          72,449
                                             ------------    ------------
                                                8,385,848       8,644,216

Partners' Deficit                                (317,667)       (290,122)
                                             ------------    ------------

                                             $  8,068,181    $  8,354,094
                                             ============    ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                             (A LIMITED PARTNERSHIP)

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT

                                   (UNAUDITED)



                                                 Three Months Ended

                                             February 28,  February 29,
                                                 1997         1996
                                                 ----         ----

REVENUES:
     Rental and other income                  $ 584,735    $ 563,462
     Interest                                     3,430        2,665
                                              ---------    ---------
                                                588,165      566,127

EXPENSES:
     Interest                                   188,194      196,658
     Depreciation and amortization              128,467      121,945
     Real estate taxes                           97,317      124,092
     Property management fees paid to
         Nooney Krombach Company                 29,261       28,210
     Reimbursement to Nooney Krombach
         Company for partnership management
         services and indirect expenses           7,500        7,500
     Other operating expenses                   164,971      159,558
                                              ---------    ---------

                                                615,710      637,963
                                              ---------    ---------
NET LOSS                                      $ (27,545)   $ (71,836)
                                              =========    =========

NET LOSS PER LIMITED
    PARTNERSHIP UNIT                         $    (2.27)   $   (5.93)
                                              =========    =========

PARTNERS' DEFICIT:
     Beginning of Period                      $(290,122)   $(307,048)
     Net Loss                                   (27,545)     (71,836)
                                              ----------   ----------
     End of Period                            $(317,667)   $(378,884)
                                              =========    ==========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                        NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                                  (A LIMITED PARTNERSHIP)

                                 STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                             Three Months Ended

                                                                           February 28,  February 29,
                                                                              1997          1996
                                                                              ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                               $ (27,545)   $ (71,836)
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
             Depreciation and amortization                                    128,467      121,945

         Changes in assets and liabilities:
             Decrease in accounts receivable                                    3,511       44,417
             Increase in prepaid expenses and deposits                        (40,437)     (60,231)
             Increase in deferred expenses                                        (50)      (3,730)
             Increase (Decrease) in accounts payable and accrued expenses    (173,232)      46,570

             Increase in refundable tenant deposits                             2,565        1,870
                                                                            ---------    ---------

                Total Adjustments                                             (79,176)     150,841
                                                                            ---------    ---------

                     Net cash provided by (used in) operating activities     (106,721)      79,005
                                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                                          (3,484)     (37,016)
                                                                            ---------    ---------

                     Net cash used in investing activities                     (3,484)     (37,016)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                                       (87,701)     (80,430)
                                                                            ---------    ---------

                     Net cash used in financing activities                    (87,701)     (80,430)
                                                                            ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (197,906)     (38,441)
                                                                            ---------    ---------

CASH AND CASH EQUIVALENTS, beginning of period                                596,247      628,358
                                                                            ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                                    $ 398,341    $ 589,917
                                                                            =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION - Cash paid during period for interest                     $ 188,194    $ 196,658
                                                                            =========    =========



                     SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
           THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996



NOTE A:

Refer to the Registrant's financial statements for the year ended November 30, 1996, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at February 28, 1997 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners of the Registrant are officers and directors of Nooney Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of Nooney Company.

NOTE D:

The loss per limited partnership unit for the three months ended February 28, 1997 and February 29, 1996 was computed based on 12,000 units, the number of units outstanding during the periods.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It should be noted that this 10-Q contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements.

Liquidity and Capital Resources

Cash on hand as of February 28, 1997 is $398,341, a decrease of $197,906 from year end November 30, 1996. The decrease in cash is attributable to capital paid during the first quarter. The partial re-roof of Jackson Industrial ($146,000) and parking lot resurfacing at Park Plaza I & II ($49,000) were paid for during the first quarter 1997 although they were accrued on the books at year end November 30, 1996. Cash flows used in operations for the first quarter were ($106,721) as compared to cash flows provided by operations of $79,005 for the quarter ended February 29, 1996. The decrease in cash flow is attributable to the capital and other expenditures paid during the first quarter. Though cash on hand decreased, the Registrant expects the properties to provide adequate cash flow from operations to fund anticipated capital expenditures for the balance of 1997. The Registrant plans to maintain adequate cash reserves and if cash flow from operations is not at a level sufficient to maintain such level, the Registrant will postpone certain capital expenditures until 1998. The capital expenditures budgeted for 1997 by property are as follows:
                               Leasing Capital   Other Capital      Total
                               ---------------   -------------      -----

Park Plaza I & II                 $    666         $ 62,120       $ 62,786
Morenci Professional Park           61,302           35,840          7,142
Maple Tree Shopping Center           4,533           71,521         76,054
Jackson Industrial                   4,000                0          4,000
                                  --------         --------       --------
                                  $ 70,501         $169,481       $239,982
                                  ========         ========       ========

At Park Plaza I & II, Morenci Professional Park, Maple Tree Shopping Center and Jackson Industrial leasing capital includes funds for tenant alterations and the payment of lease commissions. Other capital at Park Plaza I & II as budgeted is for major concrete replacement and resurfacing of the front lots. At Morenci Professional Park, Phase I of resurfacing of the parking lot and construction of one model unit is budgeted in Other Capital. At Maple Tree Shopping Center, the Other Capital for which contracts have been signed include dumpster enclosures and a partial roof replacement for a total of $48,523. The other items are for a new ground sign and overlaying the main driveway. These will be done only if cash flow is adequate.

The first mortgage debt on Morenci Professional Park and Park Plaza I & II have maturity dates of October 2005 and December 2003, respectively. The first mortgage on Jackson Industrial expires in November 2000. The second mortgages secured by Park Plaza I & II, Morenci Professional Park and Maple Tree Shopping Center continue to be extended one year at a time and currently expire November 1997. The interest rate on these two second mortgages is the current prime rate plus 1.5%. The interest rate on this debt as of February 28, 1997, was 9.75%. The balance of the second mortgage debt on Park Plaza I & II and Morenci

Professional Park as of February 28, 1997, is $243,260. The balance on the second mortgage debt on Maple Tree Shopping Center as of February 28, 1997 is $271,940.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with the lenders the refinancing of the mortgage debt as it matures. Until such time as the real estate market recovers and profitable sale of the properties is feasible, the Registrant will continue to manage the properties to achieve its investment objectives.

Results of Operations

The results of operations for the Registrant's properties for the quarter ended February 28, 1997 and February 29, 1996 are detailed in the schedule below. Expenses of the Registrant are excluded.
                      Jackson        Maple Tree   Park Plaza     Morenci
                     Industrial   Shopping Center   I and II   Prof. Park
                     ----------   ---------------   --------   ----------
         1997
         ----
Revenues              $ 218,664      $133,230     $117,809     $ 115,500
Expenses                217,140       114,867       87,036       132,235
                      ---------      --------     --------     ---------
Net Income (Loss)     $   1,524      $ 18,363     $ 30,773     $ (16,735)
                      =========      ========     ========     =========

         1996
         ----
Revenues              $ 218,473      $131,844     $113,038     $ 100,845
Expenses                250,493       121,402       91,127       130,503
                      ---------      --------     --------     ---------
Net Income (Loss)     $ (32,020)     $ 10,442     $ 21,911     $ (29,658)
                      =========      ========     ========     =========

The operations of Maple Tree Shopping Center and Park Plaza I & II remained relatively stable when comparing first quarter 1997 to first quarter 1996. At Jackson Industrial, the increase in net income is attributable to a decrease in the real estate tax expenses. At Morenci Professional Park, revenues increased due to increases in base rent from the improved occupancy. Expenses increased slightly due to an increase in depreciation and amortization, partially offset by slight decreases in operating expenses and interest expense.

Occupancy at three of the Registrant's properties were at 100% at the quarter ended February 28, 1997. The occupancy at Morenci Professional Park increased significantly from the first quarter of 1996 as significant lease progress was made since the time a major tenant vacated. The occupancy levels at February 28, 1997, February 29, 1996, and February 28, 1995 are as follows:

                                     Occupancy levels as of February 28, 1997,
                                     February 29, 1996 and February 28, 1995
                                    ------------------------------------------
         Property                         1997      1996      1995
         --------                         ----      ----      ----

Park Plaza I & II                         100%       98%       92%
Morenci Professional Park                  76%       57%       99%
Maple Tree Shopping Center                100%       98%       98%
Jackson Industrial                        100%      100%      100%

At Park Plaza I & II, the occupancy level remained 100% during the quarter. Leasing activity consisted of one tenant occupying 1,800 square feet renewing their lease. There are no major tenants occupying more than 10% of the total space at this property.

At Morenci Professional Park, occupancy improved during the quarter to 76%. Leasing activity was strong as new leases with eight tenants occupying 9,600 square feet were signed. Two tenants renewed leases for 2,400 square feet and five tenants occupying 13,200 square feet vacated their space. Leasing activity continues to be strong at this property, and the Registrant is ahead of its lease up schedule anticipated at the time the major tenant left in December 1995. Morenci Professional Park has no tenants that occupy more than 10% of the available space.

In the first quarter at Maple Tree Shopping Center, occupancy remained at 100% and there was no leasing activity. There are two major tenants occupying approximately 18% and 42% of the available space with lease expirations of April 30, 2000 and July 31, 1999, respectively.

Jackson Industrial has two major tenants who lease 100% of the available space. One tenant who occupies 61% of the available space has a lease which runs through July 2000. This tenant has been in process of closing this facility and has offered the space for sublease. In addition, this tenant has a termination option whereby it may cancel its lease as of July 1998. At this time, the Registrant has not received any notification as to whether the tenant will exercise this termination option. The other major tenant occupying 39% of the space renewed its lease effective July 31, 1997 for an additional five year term at a slight increase in the rental rate.

1997 Comparisons

As of February 28, 1997, the Registrant's consolidated revenues are $588,165 for the quarter ended and for the same period ended February 29, 1996, consolidated revenues were $566,127. Revenues increased 4% or $22,038. The increase was mainly due to an increase in base rental rates at Morenci Professional Park as a result of the increase in occupancy. During the first quarter of 1997 consolidated expenses as of February 28, 1997 were $615,710 compared to $637,963 for the quarter ended February 29, 1996. The decrease in consolidated expenses of $22,253 or 3.5% can be attributed to a decrease in interest expense and a decrease in operating expenses mainly at Jackson Industrial for the decrease in real estate tax expense.

1996 Comparisons

As of February 29, 1996, the Registrant's consolidated revenues are $566,127 for the quarter ended and for the same period ended February 28, 1995 consolidated revenues were $574,168. Revenues decreased 1.4% or $8,041. On a consolidated basis revenues remained relatively stable when comparing first quarter results from February 29, 1996 to February 28, 1995. However, the Registrant expects revenues on a consolidated basis to decrease in the second quarter due to the move out of a major tenant at Morenci Professional Park.

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


                                       NOONEY REAL PROPERTY INVESTORS-TWO, L.P.



Dated: April 14, 1997                  By: /s/ Gregory J. Nooney, Jr.
      ---------------------            ----------------------------------------
                                       Gregory J. Nooney, Jr.
                                       General Partner


                                       NOONEY INVESTORS, INC.


                                       By: /s/ Gregory J. Nooney, Jr.
                                       ----------------------------------------
                                       Gregory J. Nooney, Jr.
                                       Chairman

                                       By: /s/ Patricia A. Nooney
                                       ----------------------------------------
                                       Patricia A. Nooney
                                       Senior Vice President and Secretary

                                       BEING A MAJORITY OF THE DIRECTORS