Form 10-Q
period 1997-05-31
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1997-07-15
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
   _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended                 May 31, 1997
                             ---------------------------------------------------

                                       OR




   ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     To
                               -------------------------------------------------

                         Commission file number     0-10287
                                                ---------------

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Missouri                                             43-1182535
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                        63105
-------------------------------------------                  -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code      (314) 863-7700
                                                   -----------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year,if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date ______.

PART I
ITEM 1 - FINANCIAL STATEMENTS:


                                     NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                                              (A LIMITED PARTNERSHIP)

                                                  BALANCE SHEETS


                                                     May 31,       November 30,
                                                      1997             1996
                                                  (Unaudited)
                                                  -----------      -------------

ASSETS:
     Cash and cash equivalents                   $    450,067      $    596,247
     Accounts receivable                              100,936           147,278
     Prepaid expenses and deposits                    124,165            46,229
     Investment property
         Land                                       1,886,042         1,886,042
         Buildings and improvements                14,056,771        13,965,067
                                                 ------------      ------------
                                                   15,942,813        15,851,109
         Less accumulated depreciation              8,630,977         8,391,993
                                                 ------------      ------------
                                                    7,311,836         7,459,116
     Deferred expenses-At amortized cost               89,130           105,224
                                                 ------------      ------------
                                                 $  8,076,134      $  8,354,094
                                                 ============      ============


LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable and accrued expenses       $    471,638      $    572,660
     Mortgage notes payable                         7,821,869         7,999,107
     Refundable tenant deposits                        79,775            72,449
                                                 ------------      ------------
                                                    8,373,282         8,644,216

Partners' Deficit                                    (297,148)         (290,122)
                                                 ------------      ------------

                                                 $  8,076,134      $  8,354,094
                                                 ============      ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                              NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                                       (A LIMITED PARTNERSHIP)

                          STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT

                                             (UNAUDITED)

                                                 Three Months Ended           Six Months Ended
                                                May 31,       May 31,       May 31,       May 31,
                                                 1997          1996          1997          1996
                                                 ----          ----          ----          ----
REVENUES:
     Rental and other income                 $   595,093   $   539,093   $ 1,179,828   $ 1,102,555
     Interest                                        526         2,624         3,956         5,289
                                             -----------   -----------   -----------   -----------
                                                 595,619       541,717     1,183,784     1,107,844
EXPENSES:
     Interest                                    186,744       196,112       374,938       392,770
     Depreciation and amortization               130,839       126,140       259,306       248,085
     Real estate taxes                            96,807        72,376       194,124       196,468
     Property management fees paid to
         Nooney Krombach Company                  29,795        27,002        59,055        55,212
     Reimbursement to Nooney Krombach
         Company for partnership management
         services and indirect expenses            7,500         7,500        15,000        15,000
     Insurance                                    14,022        11,161        23,100        24,355
     Parking Lot                                  14,432        22,295        25,147        33,576
     Repairs & Maintenance                        23,364         5,245        31,746        14,149
     Office - General                              8,800         9,210        16,842        21,075
     Payroll                                      22,382        17,635        38,656        35,247
     Professional Services                        14,465         7,118        65,732        43,316
     Vacancy Expense                              10,197        19,609        20,797        27,680
     Other operating expenses                     15,753        15,143        66,367        67,576
                                             -----------   -----------   -----------   -----------
                                                 575,100       536,546     1,190,810     1,174,509
                                             -----------   -----------   -----------   -----------

NET INCOME (LOSS)                            $    20,519   $     5,171   $    (7,026)  $   (66,665)
                                             ===========   ===========   ===========   ===========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP UNIT                        $      1.69   $      0.43   $     (0.58)  $     (5.50)
                                             ===========   ===========   ===========   ===========

PARTNERS' DEFICIT:
     Beginning of Period                     $  (317,667)  $  (378,877)  $  (290,122)  $  (307,040)
     Net Loss                                     20,519         5,171        (7,026)      (66,665)
                                             -----------   -----------   -----------   -----------
     End of Period                           $  (297,148)  $  (373,706)  $  (297,148)  $  (373,705)
                                             ===========   ===========   ===========   ===========



                           SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                                -3-



                         NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                                  (A LIMITED PARTNERSHIP)

                                 STATEMENTS OF CASH FLOWS

                                        (UNAUDITED)
                                                                               Six Months Ended
                                                                              May 31,     May 31,
                                                                               1997        1996
                                                                               ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                              $  (7,026)  $ (66,664)
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation and amortization                                   259,306     248,085

         Changes in assets and liabilities:
             Decrease in accounts receivable                                  46,342      45,939
             Increase in prepaid expenses and deposits                       (77,936)   (102,616)
             Increase in deferred expenses                                    (1,203)     (2,530)
             Increase (Decrease) in accounts payable and accrued expenses   (101,022)     89,648
             Increase in refundable tenant deposits                            7,326       3,663
                                                                           ---------   ---------

             Total Adjustments                                               132,813     282,189
                                                                           ---------   ---------

             Net cash from operating activities                              125,787     215,525
                                                                           ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                                        (94,729)   (149,214)
                                                                           ---------   ---------

             Net cash used in investing activities                           (94,729)   (149,214)
                                                                           ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                                     (177,238)   (162,626)
                                                                           ---------   ---------

             Net cash used in financing activities                          (177,238)   (162,626)
                                                                           ---------   ---------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                        (146,180)    (96,315)
                                                                           ---------   ---------

CASH AND CASH EQUIVALENTS, beginning of period                               596,247     628,358
                                                                           ---------   ---------

CASH AND CASH EQUIVALENTS, end of period                                   $ 450,067   $ 532,043
                                                                           =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION - Cash paid during period for interest                    $ 374,938   $ 392,770
                                                                           =========   =========



                      SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                            -4-

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                THREE AND SIX MONTHS ENDED MAY 31, 1997 AND 1996


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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at May 31, 1997 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners and a corporate general partner of the Registrant are officers and directors of Nooney Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of Nooney Company.

NOTE D:

The income (loss) per limited partnership unit for the three and six months ended May 31, 1997 and 1996 was computed based on 12,000 units, the number of units outstanding during the periods.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash on hand as of May 31, 1997 is $450,067, a decrease of $146,180 from year end November 30, 1996. The decrease in cash flow can be attributed to capital expenditures for the three and six month periods ending May 31, 1997. As indicated in the first quarter report, capital expenditures of $146,000 were paid for partial roof replacement at Jackson Industrial and $49,000 was paid for parking lot resurfacing at Park Plaza. These expenditures were accrued on the books as of November 30, 1996, but the cash payments were made in the first quarter of 1997. In addition, during the second quarter of 1997, capital expenditures included a partial roof replacement at Maple Tree Shopping Center and tenant alterations at Park Plaza and Morenci Professional Park. Cash produced from operating activities for the six months ended May 31, 1997 was $125,787. Though cash on hand has decreased over the past six months, the Registrant anticipates the properties to provide adequate cash flow from operations to fund future capital expenditures budgeted during 1997. The capital expenditures by property anticipated for the balance of 1997 are as follows:

                                     Leasing Capital  Other Capital       Total
                                     ---------------  -------------       -----
Park Plaza I & II                       $  5,253        $ 62,120        $ 67,373
Morenci Professional Park                 32,992          27,840          60,832
Maple Tree Shopping Center                 6,000          38,998          44,998
Jackson Industrial                         4,000               0           4,000
                                        --------        --------        --------
                                        $ 48,245        $128,958        $177,203
                                        ========        ========        ========

Leasing Capital at the Registrant's properties will fund tenant alterations and lease commissions. Other Capital at Park Plaza I & II will be for major concrete repair and replacement and resurfacing the front parking lot. Maple Tree Shopping Center anticipates the final phase of the enclosure of the trash dumpsters to comply with city ordinances and replacement of the shopping center's main signage. At Morenci Professional Park, the first phase of the parking lot resurfacing is scheduled for the fourth quarter.

The first mortgage debt on Morenci Professional Park and Park Plaza I and II have maturity dates of October 2005 and December 2003, respectively. The first mortgage on Jackson Industrial expires in November 2000. The second mortgages secured by Park Plaza I and II, Morenci Professional Park and Maple Tree Shopping Center continue to be extended one year at a time and currently expire November 1997. The interest rate on these two second mortgages is the current prime rate plus 1.5%. The interest rate on this debt as of May 31, 1997 was 10%. The balance of the second mortgage debt on Park Plaza I and II and Morenci Professional Park as of May 31, 1997 is $239,636. The balance of the second mortgage debt on Maple Tree Shopping Center as of May 31, 1997 is $268,607.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of the mortgage debt as it matures. Until such time as the real estate market recovers and a profitable sale of the properties is feasible, the Registrant will continue to manage the properties to achieve its investment objectives.

Results of Property Operations

The results of operations of the Registrant's properties for the quarter ended May 31, 1997 and 1996 are detailed in the schedule below. Revenues and expenses of the Registrant are not presented:

                           Jackson       Maple Tree     Park Plaza     Morenci
                          Industrial   Shopping Center   I and II     Prof. Park
                          ----------   ---------------   --------     ----------
         1997
         ----
Revenues                  $ 218,664       $ 137,636     $ 122,756     $ 116,835
Expenses                    217,193         122,776        82,234       122,350
                          ---------       ---------     ---------     ---------
Net Income (Loss)         $   1,471       $  14,860     $  40,522     $  (5,515)
                          =========       =========     =========     =========

         1996
         ----
Revenues                  $ 218,664       $ 139,772     $ 111,215     $  83,300
Expenses                    180,794         126,928        97,261       121,755
                          ---------       ---------     ---------     ---------
Net Income (Loss)         $  37,870       $  12,844     $  13,954     $ (38,455)
                          =========       =========     =========     =========

At Jackson Industrial, revenues remained stable when comparing the quarter ended May 31, 1997 to the quarter ended May 31, 1996. Expenses increased due to an increase in the recorded real estate tax expense. In the prior year, a retroactive accrual adjustment had been made for real estate taxes due to a successful appeal. Real estate taxes at Jackson Industrial are paid in arrears which resulted in an accrual adjustment in 1996. Real estate taxes on a cash basis have remained relatively stable.

At Maple Tree Shopping Center, net income increased slightly due to a slight increase in rental revenue and a decrease in operating expenses.

At Park Plaza I and II, revenues increased $11,541 when comparing the quarter ended May 31, 1997 to the quarter ended May 31, 1996. The increase in income can be attributable to slight increases in base rental rates as well as increases in common area maintenance and real estate tax reimbursements. Also during the quarter ended May 31, 1997, the Registrant received $4,985 in miscellaneous non-rental income due to a fee from a tenant who negotiated an early cancellation of their lease. Operating expenses at Park Plaza I and II decreased $15,027 when comparing quarter ended May 31, 1997 to May 31, 1996. This decrease in expenses can be attributable to a decrease in the real estate tax expense and decreases in depreciation and amortization expense.

The results of operations at Morenci Professional Park vary significantly when comparing the quarter ended results from May 31, 1997 to May 31, 1996. The significant increase in revenue is attributable to an increase in occupancy due to a successful re-leasing of much of the space vacant during 1996. Occupancy results are discussed below. Operating expenses remained relatively stable when comparing the two years.

The occupancy at Park Plaza I and II, Maple Tree Shopping Center and Jackson Industrial remained at high levels and the occupancy at Morenci Professional Park increased significantly due to the re-leasing of the space vacated by a major tenant as of December 31, 1995. The occupancy levels at May 31, 1997, 1996 and 1995 are as follows:

                                    Occupancy levels as of May 31,
         Property                     1997      1996       1995
         --------                     ----      ----       ----

Park Plaza I & II                      97%        98%       100%
Morenci Professional Park              86%        61%        98%
Maple Tree Shopping Center            100%        98%        98%
Jackson Industrial                    100%       100%       100%

At Park Plaza I & II, occupancy at the quarter ended May 31, 1997 was 97%, a decrease of only 1% from the prior year. Leasing activity during the quarter consisted of one new lease for 3,600 square feet, a renewal of an existing tenant in 4,140 square feet, and two tenants vacating 6,060 square feet. At Park Plaza I and II, no tenant occupies more than 10% of the available space.

The second quarter leasing activity at Morenci Professional Park consisted of eight new tenants leasing 12,000 square feet, two existing tenants renewing in 8,400 square feet and one tenant vacating 1,200 square feet. There are no major tenants occupying more than 10% of the space at this property.

During the second quarter, leasing activity at Maple Tree Shopping Center was minimal as one tenant occupying 800 square feet renewed their lease and the property remained at 100%. Two tenants occupy 18% and 42% of the available space with leases expiring April 30, 2000 and July 31, 1999, respectively.

Jackson Industrial continues to have two tenants who lease 100% of the available space. One tenant occupies 61% of the space on a lease which expires July 31, 2000. This tenant has vacated the premises and is currently offering the space as available for sublease. This tenant also has a termination option which they have not exercised. The Registrant is currently negotiating with a possible subtenant who desires to lease beyond the tenant's original lease term. The other tenant occupies 39% of the available space on a lease which expires July 31, 2002.


1997 Comparison

Revenues for the quarter ended May 31, 1997 and 1996 are $595,619 and $541,717, respectively. For the six month period ended May 31, 1997 and 1996, revenues are $1,183,784 and $1,107,844, respectively. For the quarter ended, revenues increased $53,902 when comparing the two periods and for the six month period, revenues increased $75,940. This increase in revenue can be attributive primarily to the increase in occupancy at Morenci Professional Park. As of May 31, 1997 and 1996, consolidated expenses for the quarter ended were $575,100 and $536,546, respectively. For the six month period ended May 31, 1997 and 1996, consolidated expenses were $1,190,810 and $1,174,509, respectively. For the quarter ended, consolidated expenses increased $38,554 due to increases in real estate taxes ($24,431), repairs and maintenance ($18,119), and professional services ($7,347), partially offset by decreases in interest expense ($9,368), parking lot repairs ($7,863) and vacancy expense ($9,412). For the six month period ended May 31, 1997, when compared to the same period May 31, 1996, consolidated expenses increased approximately 1% or $16,301.

1996 Comparison


Revenues for the quarter ended May 31, 1996 and 1995 are $555,301 and $595,132, respectively. For the six month period ended May 31, 1996 and 1995 revenues are $1,121,428 and $1,169,300, respectively. For the quarter ended, revenues decreased $39,831 when comparing May 31, 1996 to May 31, 1995 and for the six month period ended revenues decreased $47,872 for the same periods ended May 31, 1996 and 1995.

The decrease in consolidated revenues on a quarterly and six month basis can be attributed to decreases at Morenci Professional Park and Jackson Industrial. The decrease in revenues at Morenci Professional Park can be attributed to the move-out of a major tenant in December 1995. The tenant occupied approximately 49% of the available space and on a quarterly basis paid approximately $105,000 in rent. Offsetting the loss in rental income from the major tenant is rental revenues received from new and expanding tenants. Since the move-out of the major tenant in December 1995, occupancy at Morenci Professional Park has increased approximately 11%. At Jackson Industrial revenues decreased due to a decrease in tax recovery income. One of the major tenants renewed in 1995 and received a new base year thus adjusting the amount of real estate tax expense the Registrant may pass through to the tenant in the form of real estate tax recovery income.

As of May 31, 1996 and 1995 consolidated expenses for the quarter ended were $550,129 and $559,836, respectively. For the six month period ended May 31, 1996 and 1995 consolidated expenses were $1,188,092 and $1,137,235, respectively. For the quarter ended consolidated expenses remained relatively stable, however, individual expense items varied significantly. For the six month period ended May 31, 1996 when compared to the same period ended May 31, 1995 consolidated expenses increased $50,857 or 4.5%.

For the quarter ended May 31, 1996 as compared to the quarter ended May 31, 1995, the following expense categories varied significantly: interest expense decreased $15,298; real estate taxes decreased $32,251, and; other operating expenses increased $31,802. Jackson Industrial refinanced its first mortgage debt effective November 1, 1995 for a period of five years at a rate of 9.31%, being amortized over 18 years compared to a rate of 10.40% prior to the refinancing. The decrease in real estate taxes can be attributed to an assessment change which resulted in changes in the liability accruals at Jackson Industrial and Park Plaza I & II. At Jackson Industrial the real estate tax accrual was adjusted for a decrease in the assessed value while at Park Plaza I & II the real estate tax accrual was adjusted for an increase in the assessed value. The net difference in the accrual adjustments resulted in an overall decrease in real estate tax expense. The increase in other operating expenses relates to increases in vacancy expenses ($17,312), bad debt expenses ($12,028) and parking lot expenditures ($8,355). The increase in the aforementioned expenses were offset by a decrease in professional services ($4,070).

The increase in expenses for the six month period ended May 31, 1996 when compared to May 31, 1995 can be attributed to an increase in other operating expenses offset by a decrease in interest expense. The increase in other operating expenses is attributable to the following expense categories: snow removal ($16,384), parking lot expenditures ($13,281), administrative expenses ($12,799), bad debt expense ($9,878) and insurance ($6,272). These expense categories were offset by a decrease in professional services ($5,994).The decrease in interest expense relates to the refinancing of the first mortgage debt at Jackson Industrial effective November 1, 1995 for a period of five years at a rate of 9.31%, being amortized over 18 years.

Inflation

The effects of inflation did not have material impact upon the Registrant's operations in fiscal year 1996 and are not expected to materially affect the Registrant's operations in 1997.

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


Dated:    July 15, 1997                 NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
      -----------------------

                                        By:  /S/ Gregory J. Nooney, Jr.
                                             ----------------------------------
                                             Gregory J. Nooney, Jr.
                                             General Partner


                                        PAN, INC.

                                        By:  /S/ Patricia A. Nooney
                                             ----------------------------------
                                             Patricia A. Nooney
                                             President


                                        NOONEY INVESTORS, INC.

                                        By:  /S/ Gregory J. Nooney, Jr.
                                             ----------------------------------
                                             Gregory J. Nooney, Jr.
                                             Chairman

                                        By:  /S/ Patricia A. Nooney
                                             ----------------------------------
                                             Patricia A. Nooney
                                             Senior Vice President and Secretary


                                        BEING A MAJORITY OF THE DIRECTORS

                                  EXHIBIT INDEX


Exhibit Number         Description
--------------         -----------

3.1 Amended and Restated Agreement and Certificate of Limited Partnership dated November 5, 1979, is incorporated by reference to the Prospectus contained in Amendment No. 1 to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-65006).

27 Financial Data Schedule (provided for the information of U.S. Securities and Exchange Commission only)