Form 10-Q
period 1997-08-31
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1997-10-15
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ____________

                                    FORM 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended      August 31, 1997
                              ----------------------------------------

                                         OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________________To___________________

                         Commission file number   0-10287
                                                ----------

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Missouri                                              43-1182535
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                        63105
-------------------------------------------               ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code    (314) 863-7700
                                                   -----------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_    No___.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date ____.
                                      -1-

PART I
ITEM 1 - FINANCIAL STATEMENTS:


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                August 31,          November 30,
                                                  1997                 1996
                                               (Unaudited)
                                               -----------         ------------

ASSETS:
     Cash and cash equivalents                 $   498,926         $   596,247
     Accounts receivable                           150,195             147,278
     Prepaid expenses and deposits                  83,833              46,229
     Investment property
         Land                                    1,886,042           1,886,042
         Buildings and improvements             14,109,668          13,965,067
                                               -----------         -----------
                                                15,995,710          15,851,109
         Less accumulated depreciation           8,754,709           8,391,993
                                               -----------         -----------
                                                 7,241,001           7,459,116
     Deferred expenses-At amortized cost            81,274             105,224
                                               -----------         -----------
                                               $ 8,055,229         $ 8,354,094
                                               ===========         ===========


LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable and accrued expenses     $   494,072         $   572,660
     Mortgage notes payable                      7,730,028           7,999,107
     Refundable tenant deposits                     81,227              72,449
                                               -----------         -----------
                                                 8,305,327           8,644,216

Partners' Deficit                                 (250,098)           (290,122)
                                               -----------         -----------

                                               $ 8,055,229         $ 8,354,094
                                               ===========         ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS




                                   NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                                            (A LIMITED PARTNERSHIP)

                               STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT

                                                  (UNAUDITED)


                                                       Three Months Ended           Nine Months Ended
                                                     Aug. 31,        Aug. 31,     Aug. 31,       Aug. 31,
                                                       1997            1996         1997           1996
                                                     -------         -------      -------        --------

REVENUES:
     Rental and other income                      $   603,022    $   569,116    $ 1,782,849     $ 1,685,255
     Interest                                           3,291          1,940          7,247           7,230
                                                  -----------    -----------    -----------     -----------
                                                      606,313        571,056      1,790,096       1,692,485
EXPENSES:
     Interest                                         182,072        192,561        557,010         585,331
     Depreciation and amortization                    131,586        127,842        390,891         375,927
     Real estate taxes                                101,883        104,623        296,007         301,091
     Property management fees paid to
         Nooney Krombach Company                       29,927         28,410         88,982          83,622
     Reimbursement to Nooney Krombach
         Company for partnership management
         services and indirect expenses                 7,500          7,500         22,500          22,500
     Insurance                                         13,015         13,491         39,340          43,869
     Parking Lot                                       25,151         19,548         50,298          53,124
     Repairs & Maintenance                             16,739         13,146         49,266          28,829
     Office - General                                   9,724          5,328         26,794          26,404
     Payroll                                           19,629         15,606         58,285          50,853
     Professional Services                             11,799          5,757         78,257          49,074
     Vacancy Expense                                    3,848          5,507         24,652          33,187
     Other operating expenses                           6,390          7,770         67,790          81,371
                                                  -----------    -----------    -----------     -----------
                                                      559,263        547,089      1,750,072       1,735,182
                                                  -----------    -----------    -----------     -----------

NET INCOME (LOSS)                                 $    47,050    $    23,967    $    40,024     $   (42,697)
                                                  ===========    ===========    ===========     ===========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP UNIT                             $      3.88    $      1.98    $      3.30     $     (3.52)
                                                  ===========    ===========    ===========     ===========

PARTNERS' DEFICIT:
     Beginning of Period                          $  (297,148)   $  (373,712)   $  (290,122)    $  (307,048)
     Net Income (Loss)                                 47,050         23,967         40,024         (42,697)
                                                  -----------    -----------    -----------     -----------
     End of Period                                $  (250,098)   $  (349,745)   $  (250,098)    $  (349,745)
                                                  ===========    ===========    ===========     ===========



                                         SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS



                                            NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                                                     (A LIMITED PARTNERSHIP)

                                                    STATEMENTS OF CASH FLOWS

                                                           (UNAUDITED)
                                                                      Nine Months Ended
                                                                   Aug. 31,        Aug. 31,
                                                                     1997            1996
                                                                   --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                           $  40,024        $ (42,697)
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
             Depreciation and amortization                         390,891          375,927

         Changes in assets and liabilities:
             Increase in accounts receivable                        (2,917)         (14,463)
             Decrease (Increase) in prepaid expenses
              and deposits                                         (37,604)          22,682
             Decrease (Increase) in deferred expenses               (1,202)          (8,370)
             Increase (Decrease) in accounts payable
              and accrued expenses                                 (78,588)          46,741
             Increase in refundable tenant deposits                  8,778            8,111
                                                                ----------        ---------

             Total Adjustments                                     279,358          430,628
                                                                ----------        ---------

             Net cash from operating activities                    319,382          387,931
                                                                ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                            (147,623)         (179,172)
                                                                ----------        ---------

             Net cash used in investing activities               (147,623)         (179,172)
                                                                ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                          (269,080)        (246,630)
                                                                ----------        ---------

             Net cash used in financing activities               (269,080)        (246,630)
                                                                ----------        ---------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                              (97,321)         (37,871)
                                                                ----------        ---------

CASH AND CASH EQUIVALENTS, beginning of period                     596,247          628,358
                                                                ----------        ---------

CASH AND CASH EQUIVALENTS, end of period                        $  498,926        $ 590,487
                                                                ==========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION - Cash paid during period for interest              $  557,010        $ 585,331
                                                                ==========        =========



                                         SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

              THREE AND NINE MONTHS ENDED AUGUST 31, 1997 AND 1996


NOTE A:

Refer to the Registrant's financial statements for the year ended November 30, 1996, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at August 31, 1997 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners and a corporate general partner of the Registrant are officers and directors of Nooney Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of Nooney Company.

NOTE D:

The income (loss) per limited partnership unit for the three and nine months ended August 31, 1997 and 1996 was computed based on 12,000 units, the number of units outstanding during the periods.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It should be noted that this 10-Q contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for Registrant. Actual results could differ materially from those contemplated by such statements.

Liquidity and Capital Resources

Cash on hand as of August 31, 1997 is $498,926, a decrease of $97,321 from year ended November 30, 1996. The decrease in cash can be attributed to the capital expenditures for the quarter ended and for the nine month period ended August 31, 1997. Though cash on hand has decreased over the past nine months, the Registrant expects the properties to provide adequate cash flow from operations to fund anticipated capital expenditures during the fourth quarter of 1997. The anticipated capital expenditures by property are as follows:

                            Leasing Capital   Other Capital      Total
                            ---------------   -------------   ---------
 Park Plaza I & II             $  1,278         $  62,120     $  63,398
 Maple Tree Shopping Center       6,000            11,264        17,264
 Jackson Industrial                   0                 0             0
 Morenci Professional Park       10,360            27,840        38,200
                               --------          --------      --------

                               $ 17,638          $101,224      $118,862
                               ========          ========      ========

Leasing capital at Park Plaza I & II, Maple Tree Shopping Center and Morenci Professional Park will fund tenant alterations and lease commissions for both new and renewal tenants. Other capital at Park Plaza I & II will be for major concrete repairs and replacement and resurfacing the front parking lot. Other capital at Maple Tree Shopping Center will be for the addition of the new ground sign, and other capital at Morenci Professional Park is for the first phase of asphalt resurfacing.

The first mortgage debt on Morenci Professional Park and Park Plaza I & II have maturity dates of October 2005 and December 2003, respectively. The first mortgage on Jackson Industrial expires in November 2000. The second mortgages secured by Park Plaza I & II, Morenci Professional Park and Maple Tree Shopping Center continue to be extended one year at a time and currently expire November 1997. The Registrant anticipates the lender will renew these loans. The interest rate on these two second mortgages is the current prime rate plus 1.5%. The interest rate on this debt as of August 31, 1997, was 10%. The balance of the second mortgage debt on Park Plaza I & II and Morenci Professional Park as of August 31, 1997, is $236,594. The balance of the second mortgage debt on Maple Tree Shopping Center as of August 31, 1997, is $264,692.

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

Results of Property Operations

The results of operations of the Registrant's properties for the quarter ended August 31, 1997 and 1996 are detailed in the schedule below. Revenues and expenses of the Registrant are not presented:

                        Jackson       Maple Tree       Park Plaza       Morenci
                      Industrial    Shopping Center     I and II      Prof. Park
                      ----------    ---------------     ---------     ----------
      1997
      ----
Revenues                $210,253        $139,475         $120,842      $127,971
Expenses                 218,044         116,262           80,095       120,619
                        --------        --------        ---------      --------
Net Income (Loss)       $ (7,791)       $ 23,213         $ 40,747      $  7,352
                        ========        ========         ========      ========

      1996
      ----
Revenues                $218,855        $138,347         $117,439     $  93,662
Expenses                 217,180         123,162           83,463       106,523
                        --------       ---------        ---------     ---------
Net Income (Loss)       $  1,675       $  15,185         $ 33,976     $ (12,861)
                        ========       =========         ========     =========

The operating results at Jackson Industrial show a decrease in revenue when comparing the quarter ended August 31, 1997 to the quarter ended August 31, 1996. The decrease in revenue relates to tenant refunds of prior years real estate taxes. The Registrant has had an ongoing real estate tax appeal covering several years. This appeal is reaching its conclusion and the Registrant has received refunds for overpayment of prior years taxes, some of which will be due back to tenants for amounts billed by the Registrant to the tenant in excess of the adjusted tax due. The amount due the tenants for prior years' taxes as of August 31, 1997, was approximately $11,000.

At Maple Tree Shopping Center, revenues were relatively stable when comparing the two years. Expenses for the quarter ended August 31, 1997, decreased when compared to the quarter ended August 31, 1996, due mainly to decreases in parking lot electric, repairs and maintenance building, real estate taxes, and interest expense, offset by an increase in parking lot repairs.

Revenues at Park Plaza I & II increased when comparing quarter ended August 31, 1997 to 1996. The increase in revenues can be attributable to an increase in base rental income and miscellaneous non-rental income. Expenses decreased for the quarter ended 1997 as compared to the quarter ended 1996 due mainly to a decrease in parking lot expense and amortization expense.

The results of operations at Morenci Professional Park shows that the property's operations improved significantly from 1996 to 1997. Revenues increased due to an increase in occupancy. Expenses increased due to an increase in management fees, parking lot expenses, repairs and maintenance-electric, and water, offset by decreases in repairs and maintenance building and vacancy expense. Occupancy at the quarter ended August 31, 1997, was 91% versus 68% as of the quarter ended August 31, 1996.

The occupancy at three of the Registrant's properties remained at high levels. The occupancy at Morenci Professional Park continues to increase. The occupancy levels at August 31, 1997, 1996 and 1995 are as follows:


                                       Occupancy levels as of August 31,
         Property                   1997               1996             1995
         --------                   ----               ----             ----

Park Plaza I & II                     98%               100%              92%
Morenci Professional Park             91%                68%              99%
Maple Tree Shopping Center           100%               100%              98%
Jackson Industrial                   100%               100%             100%

At Park Plaza I & II, occupancy during the quarter increased from 97% at the beginning of the quarter to 98% at the quarter's end. Leasing activity consisted of the renewal of one lease for 2,340 square feet, the signing of a lease with a new tenant for 2,460 square feet, offset by one tenant vacating 1,640 square feet. At Park Plaza I & II no tenant occupies more than 10% of the available space.

At Morenci Professional Park, leasing activity was strong during the third quarter. The occupancy improved from 86% at the beginning of the quarter to 91% at the quarter's end. Leasing activity consisted of four new tenants leasing space occupying 7,200 square feet and renewal leases being signed for three tenants who occupy 6,000 square feet. One tenant occupying 2,400 square feet vacated during the quarter. No tenant occupies more than 10% of the available space.

At Maple Tree Shopping Center, occupancy remained at 100% during the quarter and there was no leasing activity. The property has two tenants who occupy approximately 18% and 42% of the available space with lease expirations of April 30, 2000 and July 31, 1999, respectively.

Jackson Industrial remains 100% occupied by two tenants. One tenant occupies approximately 61% of the available space with a lease which expires July of the year 2000. This tenant has vacated the space and is offering it as available for sub-lease, however, no new tenants have stepped forward at this time. This tenant has an option to terminate in 1998; however, the Registrant has not received verbal or written notice that the tenant will be exercising this option. The other tenant occupying 39% of the available space has a lease which expires July 31 of the year 2002. As previously reported, this tenant signed a new five-year renewal lease which commenced during the third quarter of 1997.

1997 Comparison to 1996

Revenues for the quarter ended August 31, 1997 and 1996 are $606,313 and $571,056, respectively. For the nine month period ended August 31, 1997 and 1996, revenues are $1,790,096 and $1,692,485, respectively. For the quarter ended August 31, 1997, revenues increased $35,257 when compared to the prior year and increased $97,611 when comparing the nine month period ended August 31, 1997 to the prior year. The increase in revenues is mainly due to the increase in rental income at Morenci Professional Park as a result of the increase in occupancy.

Consolidated expenses for the quarter ended August 31, 1997 and 1996, were $559,263 and $547,089, respectively. Consolidated expenses increased $12,174 when comparing the quarter ended August 31, 1997 to the prior period. Consolidated expenses for the nine months ended August 31,1997 and August 31,

1996, were $1,750,072 and $1,735,182, respectively. For the quarter ended August 31, 1997, expenses increased $12,174 due mainly to an increase in professional services ($6,042) and parking lot repairs ($5,603). For the nine months ended August 31, 1997, expenses increased $14,897 when compared to the similar period of the prior year. This increase in expenses was a result of an increase in repairs and maintenance ($20,437) and professional services ($29,183) and payroll costs ($7,432), offset by decreases in interest ($28,321) and vacancy expense ($8,535).

1996 Comparison to 1995

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

The decrease in consolidated revenues on a quarterly and nine month basis can be attributed to decreases at Morenci Professional Park and Jackson Industrial offset by increases in revenues at Park Plaza I & II. The decrease in revenues at Morenci Professional Park can be attributed to the expected move-out of a major tenant in December 1995. Offsetting the reduction in rental income from the major tenant are rental revenues received from new and expanding tenants. Since the move-out of the major tenant in December 1995 occupancy at Morenci Professional Park has increased approximately 18%. The decrease in revenues at Jackson Industrial relates to the 1995 renewal of one of the property's major tenants. Though the Registrant during lease renewal negotiations obtained an increase in rental income, this increase was offset by a decrease in tax recovery income due to a change in the tenant's base year coupled with a reduction in real estate tax expense. As revenues decreased at Morenci Professional Park and Jackson Industrial, at Park Plaza I & II revenues increased approximately $10,000 for both the quarter and nine month period ended August 31, 1996 when compared to the same periods ended August 31, 1995. The increases relate primarily to an increase in rental income which can be attributed to an increase in average occupancy during the three month and nine month periods.

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

For the quarter ended interest expense decreased $16,892 while deprecation and amortization increased $12,092. The decrease in interest expense relates to the refinancing of the first mortgage debt effective November 1, 1995 for a period of five years at a rate of 9.3%, being amortized over 18 years. The increase in depreciation and amortization corresponds to the increase in capital expenditures to move tenants in at the various properties.

The increase in expenses for the nine month period ended August 31, 1996 when compared to the same period ended August 31, 1995 can be attributed to increase in depreciation and amortization and other operating expenses offset by a decrease in interest expense. The increase in depreciation and amortization corresponds to the increase in capital expenditures to move tenants in at the various properties. The increase in other operating expenses in attributable to the following expense categories: vacancy expense ($27,103), snow removal ($16,384), bad debt expense ($13,968), administrative expenses ($12,512), repairs and maintenance ($10,458) and parking lot expenditures ($7,586). These expense categories were offset by a decrease in professional service ($8,139). The decrease in interest expense relates to the refinancing of the first mortgage debt effective November 1, 1995, for a period of five years at a rate of 9.3%, being amortized over 18 years.

Inflation

The effects of inflation did not have material impact upon the Registrant's operations in fiscal year 1996 and are not expected to materially affect the Registrant's operations in 1997.


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

              See Exhibit Index

         (b) Reports on Form 8-K

              On June 23, 1997, the Registrant filed a report on Form 8-K which reported an Item 5, Other Events.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    October 15, 1997             NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
      -----------------------

                                       By:   /s/ Gregory J. Nooney, Jr
                                             -----------------------------------
                                             Gregory J. Nooney, Jr.
                                             General Partner


                                       PAN, INC.

                                       By:   /s/ Patricia A. Nooney
                                             -----------------------------------
                                             Patricia A. Nooney
                                             President


                                       NOONEY INVESTORS, INC.

                                       By:   /s/ Gregory J. Nooney, Jr.
                                             -----------------------------------
                                             Gregory J. Nooney, Jr.
                                             Chairman

                                       By:   /s/ Patricia A. Nooney
                                             -----------------------------------
                                             Patricia A. Nooney
                                             Senior Vice President and Secretary


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