Form 10-K405
period 1997-11-30
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1998-02-27
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K
(Mark One)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended          November 30, 1997
                          ------------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                               -------------------------------------------------


                         Commission file number    0-10287
                                                -------------


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Missouri                                            43-1182535
----------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S/ Employer
incorporation or organization)                            Identification No.)

500 North Broadway, St. Louis, Missouri                   63102
---------------------------------------------             ----------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code      (314) 206-4600
                                                   -----------------------------

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
         -------------------          ------------------------------------------

                None                                Not Applicable
---------------------------------     ------------------------------------------


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

                               Page 1 of 32 Pages
                        Exhibit Index located on Page 18

_X_ Indicate  by check mark  if  disclosure  of  delinquent  filers  pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 1, 1998, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $12,000,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 1, 1998 by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

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

Nooney Real Property Investors-Two, L.P. (the "Registrant") is a limited partnership formed under the Missouri Uniform Limited Partnership Law on September 26, 1979, to invest, on a leveraged basis, in income-producing real properties such as shopping centers, office buildings, apartment complexes, office/warehouses and light industrial properties. The Registrant originally invested in six real property investments. During fiscal 1989, one of the Registrant's properties, Penn Park Office Complex in Oklahoma City, was sold at foreclosure to the property's mortgage lender. On November 14, 1991, a portion of one of the Registrant's properties, Building G of the Morenci located in Indianapolis, Indiana, was sold to a party unaffiliated with the Registrant. During fiscal 1992, Stone City Mall was sold at foreclosure to the property's mortgage lender.

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

The real estate investment market began to improve in 1994 and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of the Registrant's properties in the future. The Registrant is intended to be self-liquidating and proceeds, if any, from the sale or refinancing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the General Partners, applied to capital improvements to, or the payment of indebtedness with respect to, existing properties, the payment of other expenses or the establishment of reserves.

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

The  Registrant  has  no  employees.   Property   management  services  for  the
Registrant's investment properties are provided by Nooney, Inc., an affiliate of the General Partners.

ITEM 2:        PROPERTIES

On October 3, l979, the Registrant purchased the Maple Tree Shopping Center ( "Maple Tree") located at the corner of Clayton and Clarkson Roads in West St. Louis County, Missouri. Constructed in l974 of steel and masonry block, Maple Tree contains approximately 72,000 net rentable square feet and is located on a
7.8 acre site which provides paved parking for 366 cars. The purchase price of Maple Tree was $3,184,053. Maple Tree was 100% leased by 18 tenants at November 30, 1997.

On October 15, l980, the Registrant purchased Park Plaza I & II, ("Park Plaza") an office/warehouse center located at 5707-5797 Park Plaza Court in Indianapolis, Indiana. Park Plaza consists of two one-story, concrete block buildings. Park Plaza I was built in l975 and Park Plaza II in l979. Park Plaza is located on a 9 acre site which provides paved parking for 150 cars. The purchase price of Park Plaza was $2,411,163. The buildings contain a total of approximately 95,000 net rentable square feet and were 97% leased by 28 tenants at November 30, 1997.

On March 27, l981, the Registrant purchased Morenci Professional Park Buildings A, B, C, D & G ("Morenci"), an office/warehouse complex located at 62nd Street and Guion Road in Indianapolis, Indiana. Morenci consisted of five one-story, masonry buildings located on a 13.35 acre site. Buildings A, B, C & D were built in l975 and building G was built in l979. The total purchase price, excluding Building G, of Morenci was $3,009,924. On November 14, 1991, Building G was sold to a party unaffiliated with the Registrant. The remaining buildings contain a total of approximately 105,600 net rentable square feet and were 93% leased by 49 tenants at November 30, 1997.

On March 27, l981, the Registrant purchased the Jackson Industrial Building A ("Jackson Warehouse"), a warehouse building located at Post Road and 30th Street in Indianapolis, Indiana. Jackson Warehouse is a one-story, masonry building and is located on a 21.87 acre site. The building, originally constructed in l976 and subsequently expanded in l980, contains approximately 320,000 net rentable square feet. The purchase price of Jackson Warehouse was $6,089,929. Jackson Warehouse was 100% leased by 2 tenants at November 30, 1997.

Reference is made to Note 3 to Notes to Financial  Statements  filed herewith as
Exhibit 99.3 in response to Item 8 for a description of the mortgage indebtedness secured by the Registrant's real property investments. Reference is also made to Note 6 to Notes to Financial Statements for a discussion of revenues derived from major tenants.

The following table sets forth certain information as of November 30, 1997, relating to the properties owned by the Registrant.

                                                 AVERAGE
                                                 ANNUALIZED
                                                 EFFECTIVE
                                 TOTAL           BASE RENT      PER-        PRINCIPAL TENANTS               LEASE
                      SQUARE     ANNUALIZED      PER SQUARE     CENT        OVER 10% OF PROPERTY BASE       EXPIRA-
PROPERTY              FEET       BASE RENT       FOOT           LEASED      RENT REVENUES (%)               TION
--------              ------     ----------      ----------     ------      -------------------------       -------

Jackson Warehouse     320,000    $ 846,600          $2.65       100%        Paper Manufacturers (30%)       2002
                                                                            Formica Corporation (70%)       2000***

Morenci               105,600    $ 403,680          $4.10       93%         None

Maple Tree             72,000    $ 451,442          $6.26       100%        Schnucks Super Markets (33%)*   1999
                                                                            Super X Drugs (10%)**           2000

Park Plaza             95,000    $ 453,173          $4.89       97%         None

*    Space subleased to DeBasio Furniture
**   Space subleased to Medicine & More
***  Tenant has executed option to cancel lease July 1998

ITEM 3:        LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings.


ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5:        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

As of February 1, 1998, there were 973 record holders of Interests in the Registrant. There is no public market for the Interests and it is not anticipated that a public market will develop.

There were no cash distributions paid to the Limited Partners during fiscal 1996 or fiscal 1997.

ITEM 6:  SELECTED FINANCIAL DATA

                                                                         Years Ended November 30,
                                        -------------------------------------------------------------------------------------------
                                               1997              1996              1995              1994               1993
                                                               (Not covered by independent auditors' report)
Rental and other income                   $  2,424,206      $  2,301,696      $  2,331,934      $  2,344,886       $  2,248,054

Net income (loss)                               88,364            16,926            54,444           (35,044)           (61,339)

Data per limited partnership unit:

  Net income (loss)                               7.29              1.40              4.49             (2.89)             (5.06)

Weighted average limited partnership
 units outstanding                              12,000            12,000            12,000            12,000             12,000

At year-end:

  Total assets                               7,906,122         8,354,094         8,440,165         8,747,540          9,110,149

  Investment property - net                  7,210,295         7,459,116         7,515,411         7,818,235          8,226,069

  Mortgage notes payable                     7,633,066         7,999,107         8,331,643         8,664,475          8,971,966

  Partners' equity (deficiency in assets)     (201,758)         (290,122)         (307,048)         (361,492)          (326,448)


See Item 7:  Management's Discussion and Analysis for discussion of comparability of items.


                                                                 -6-

ITEM 7:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash reserves as of November 30, 1997, are $448,898, a decrease of $147,349 from year ended November 30, 1996. The decrease in cash was due to the expenditures necessary during the year for capital, leasing and tenant finish costs. The Registrant had significant expenditures for the continued re-leasing at Morenci. In addition, a partial roof replacement was done at Maple Tree and major concrete and resurfacing of parking lots was completed at Park Plaza. The Registrant expects to fund anticipated capital expenditures for 1998 from cash flow provided by operations. The anticipated capital expenditures in 1998 by property are as follows:

                                   Other Capital    Leasing Capital     Total
                                   -------------------------------------------
    Park Plaza                      $      0          $ 32,178       $ 32,178
    Morenci                           86,705            12,252         98,957
    Maple Tree                        36,000             6,000         42,000
    Jackson Warehouse                      0           261,900        261,900
                                    -----------------------------------------
                                    $122,705          $312,330       $435,416

At all four of the Registrant's properties, leasing capital has been budgeted to fund tenant alterations and lease commissions for new and renewal leases to be signed during the year. At Morenci, the Registrant has forecasted other capital for asphalt resurfacing, build out of office areas for a model unit and concrete and sidewalk replacements. At Maple Tree, other capital has been forecasted for new monument signage and overlaying the main driveway.

As of November 1, 1997, the Registrant negotiated an extension of the second mortgages secured by Park Plaza, Morenci , and Maple Tree . The terms of the extensions were for a period of 90 days at a rate of 1.5% over the then corporate base rate. As of November 30, 1997, the interest rate on the debt was 10%. The balance of the second mortgage debt on Park Plaza and Morenci as of November 30, 1997, is $231,065. The balance of the second mortgage debt on Maple Tree as of November 30, 1997, is $259,860. These mortgages matured February 1, 1998 and the lender has extended the loans at the same rate with a new maturity date of August 1, 1998.

The first mortgage debt on Morenci and Park Plaza have maturity dates of October 1, 2005, and December 31, 2003, respectively. The first mortgage debt on Maple Tree has a maturity date of July 2009.

On November 1, 1995, the Registrant refinanced the existing first deed of trust on Jackson Warehouse for a period of five years at a rate of 9.31%, being amortized over 18 years.

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

Results of Operations

The results of operations for the Registrant's properties for the years ended November 30, 1997, 1996, and 1995 are detailed in the schedule below. Expenses of the Registrant are excluded.

                         Jackson
                         Warehouse    Maple Tree     Park Plaza      Morenci
                         ---------    ----------     ----------      -------
        1997
        ----

Revenues                  $867,895     $564,370       $484,872       $505,086
Expenses                   861,781      465,257        330,272        522,937
                          ----------------------------------------------------

    Net Income (Loss)     $  6,114     $ 99,113       $154,600       $(17,851)
                          ====================================================


        1996
        ----

Revenues                  $864,995     $543,132       $478,980       $405,786
Expenses                   847,648      479,561        359,583        490,772
                          ----------------------------------------------------

    Net Income (Loss)     $ 17,347     $ 63,571       $119,397       $(84,986)
                          ====================================================


        1995
        ----

Revenues                  $886,870     $524,832       $436,685       $489,455
Expenses                   953,738      469,795        329,971        423,981
                         -----------------------------------------------------

    Net Income (Loss)     $(66,868)    $ 55,037       $106,714       $ 65,474
                         =====================================================


1997 Property Comparisons

For the year ended 1997 compared to 1996, at Jackson Warehouse, revenues increased slightly due to an increase in rental income ($4,200) and increase in tax reimbursement income ($4,191), offset by a decrease in interest income ($3,990) and a decrease in miscellaneous income ($1,500). Expenses increased $14,133 due to an increase in real estate taxes ($31,309), partially offset by decreases in other professional services ($3,594), decreases in building repair and maintenance ($2,144), and a decrease in amortization ($5,974).

At Maple Tree, revenues increased $21,238 due to increases in base rental income ($10,739), increases in real estate tax reimbursement ($7,945), a decrease in bad debt expense ($9,894), partially offset by decreases in percentage rental income ($10,450). Expenses at Maple Tree decreased $14,304 when comparing the two years due principally to decreases in parking lot repairs ($2,892), landscaping ($1,071) and a decrease in real estate taxes ($7,535), offset by increases in plumbing repairs and maintenance ($3,426) and electric repairs and maintenance ($4,213).

At Park Plaza, revenues increased $5,892 due to increases in base rental income ($12,761) and a decrease in bad debt expense ($11,260), offset by a decrease in escalation reimbursement income ($17,035). Expenses decreased $29,311 when comparing the two years due to a decrease in amortization ($3,760), decrease in building repairs and maintenance ($5,218), and real estate taxes ($9,486).

At Morenci, revenues increased significantly by $99,300 when comparing the two years. The increase in revenue is due to an increase in base rental revenue due to the increase in occupancy. Base rental revenue increased ($74,739), common area maintenance reimbursement income increased ($23,740), and real estate tax reimbursement income increased ($12,559), offset by decreases in miscellaneous income ($5,303) and water income ($4,372). Expenses at Morenci increased $32,165 as a result of increases in building repairs and maintenance ($12,635), electric repairs and maintenance ($11,200), landscaping ($5,553), and parking lot repairs ($3,118), offset by a decrease in vacancy expense ($7,276) and a decrease in other professional services ($3,082). The increase in occupancy from 80% at the beginning of the year to 93% at the end of the year resulted in both the increase in revenues and increase in expenses as spaces were prepared for new tenants.

The occupancy levels at November 30 are as follows:

                                         Occupancy rates at November 30
                                          1997        1996        1995
                                          ----------------------------

        Park Plaza                         97%        100%        100%
        Morenci                            93%         80%         99%
        Maple Tree                        100%        100%         96%
        Jackson Warehouse                 100%        100%        100%


Jackson Warehouse has two tenants who lease 100% of the available space. The major tenant who occupies approximately 70% of the available space has a lease which runs until July 2000. This tenant has an option to cancel the lease as of July 1998. Subsequent to the year end, the tenant has exercised its cancellation option. The tenant has already vacated the space and is negotiating with the Registrant to turn the space back over prior to July 1998. The cancellation provides for all rental payments through July 1998 and a cancellation penalty of $138,260. The Registrant will use this cancellation penalty to prepare the space for re-leasing and to help fund capital expenditures, tenant improvements and lease commissions that will be needed upon the re-leasing. The other tenant has a lease which expires in July 2002.

Maple Tree remained 100% occupied during the fourth quarter of 1997. The Center has two major tenants who occupy 18% and 42% of the available space. Their leases have expirations of April 30, 2000 and July 31, 1999, respectively and each has several renewal options.

Occupancy at Park Plaza was 97% at the end of the fourth quarter of 1997. During the fourth quarter, one new lease was signed for a tenant occupying 1,640 square feet and one tenant vacated 2,460 square feet. At Park Plaza, no tenant occupies more than 10% of the total space.

During the fourth quarter of 1997, the occupancy at Morenci increased to 93%. Leasing activity consisted of new leases being signed with three tenants for 4,800 square feet, renewal leases being signed for three tenants for 4,800 square feet, and two tenants vacated 2,400 square feet. The occupancy of the property improved from 80% at the beginning of the year to 93% at year-end.
No tenant occupies more than 10% of the total space.

Year 2000 issues

The Registrant believes that the impact of the year 2000 will not be of a major concern on any future results. The management company employed by the Registrant utilizes various computer software packages as tools in running its accounting operations. The Registrant's properties are maintained on software provided by a third party. The management company has received information from that company indicating that the main software program has all its core products already compatible with 2000 dates and that these have been proven in the field for over five years. A few of the add on products that are not critical to the management company's business are in process of being updated and the third party vendor anticipates compliance by the end of 1998.

1997 Comparisons

For the year ended November 30, 1997, the Registrant's consolidated revenues are $2,434,123 compared to $2,316,648 for the year ended November 30, 1996. On a consolidated basis, revenues increased $117,475 or 5%, mainly due to the increase in occupancy at Morenci.

The Registrant's consolidated expenses for the year ended November 30, 1997, were $2,345,759 as compared to $2,299,722 at the year ended November 30, 1996. Consolidated expenses increased $46,037 or 2%. The increase in expenses was mainly attributable to increases in real estate taxes and repairs and maintenance at the Registrant's properties. Net income for the year ended November 30, 1997, was $88,364 or $7.29 per limited partnership unit. This is an increase over the year ended November 30, 1996, when net income was $16,926 or $1.40 per limited partnership unit. Cash flow provided by operations for the year ended November 30, 1997 were $459,605. This cash flow enabled the Registrant to fund capital expenditures of $240,913 and to reduce loan balances by $366,041.

1996 Comparisons

For the year ended November 30, 1996, the Registrant's consolidated revenues were $2,316,648 compared to $2,341,704 for the year-ended November 30, 1995. On a consolidated basis revenues decreased $25,056 or approximately 1%. Consolidated revenues remained relatively stable from 1995 to 1996.

The Registrant's consolidated expenses for the year-ended November 30, 1996, were $2,299,722. When compared to year-ended November 30, 1995, consolidated expenses increased $12,462 or less than 1%.

In 1996 net income was $16,926 or $1.40 per limited partnership unit. In 1995, the net income was $54,444 or $4.49 per limited partnership share. Cash flow provided by operations for the year-ended November 30, 1996 were $693,291. This cash flow enabled the Registrant to fund capital expenditures of $392,866 and to reduce loan balances by $332,536.

Inflation

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal l997, and are not expected to materially affect the Registrant's operation in l998.

Interest Rates

Interest rates on floating rate debt remained constant in 1996 and went down in 1997. Future increases in the prime interest rate can adversely affect the operations of the Registrant.



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


ITEM 9:        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10:       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The General Partners of the Registrant responsible for all aspects of the Registrant's operations are Gregory J. Nooney, Jr., age 67, and Nooney Investors, Inc., a Missouri corporation. Gregory J. Nooney, Jr. is a senior officer of Nooney Company, the sponsor of the Registrant.

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

Nooney Investors, Inc., a wholly-owned subsidiary of Nooney Company, was formed in June 1979 for the purpose of being a general and/or limited partner in the Registrant and other limited partnerships. Gregory J. Nooney, Jr. and Patricia
A. Nooney are directors of Nooney Investors, Inc.

Gregory J. Nooney, Jr. and John J. Nooney are brothers. Gregory J. Nooney, Jr. and the estate of Faith L. Nooney (the deceased wife of John J. Nooney) are stockholders of Nooney Company, with Gregory J. Nooney, Jr. controlling all voting stock of Nooney Company.

PAN, Inc.  became a General  Partner during 1997 and is wholly-owned by Patricia
A. Nooney, the daughter of Gregory J. Nooney, Jr.

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

On October 31, 1997,  Nooney Company sold its  wholly-owned  subsidiary,  Nooney
Investors, Inc., the corporate general partner of the Partnership to S-P Properties, Inc., a California corporation, which in turn is a wholly-owned subsidiary of CGS Real Estate Company, Inc., a Texas corporation. Simultaneously, Gregory J. Nooney, Jr., an individual general partner and PAN, Inc., a corporate general partner, sold their economic interests to S-P Properties, Inc. and resigned as general partners.

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

During fiscal l997, there were no cash distributions paid to the General Partners by the Registrant.

See Item 13 below for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

ITEM 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners.

   Title             Name of                Amount and Nature of     Percentage
 of Class        Beneficial Owner           Beneficial Ownership      of Class
 --------        ----------------           --------------------     ----------

 Limited          Liquidity Fund XI                   10 Units           0.08%
Partnership       Liquidity Fund XVI                   3 Units           0.02%
 Interests        Liquidity Fund
                   Growth+Partners                    45 Units           0.38%
                  Liquidity Fund
                   Income-Growth Investors            38 Units           0.32%
                  Liquidity Fund Tax
                   Exempt Partners II                298 Units           2.48%
                  Liquidity Fund 73, L.P.            142 Units           1.18%
                  Liquidity Fund 74, L.P.            256 Units           2.13%
                  Liquidity Fund Tax Exempt
                   Partners III                       14 Units           0.12%
                  Liquidity Fund Qualified Plan
                   Investors II                       50 Units           0.42%

The aggregate amount beneficially owned by the above listed reporting persons totals 856 Units, or 7.13% of the outstanding interests of the Registrant. The sole general partner of each of the above reporting persons is Liquidity Financial Group, L.P., a California limited partnership. Voting and dispositive power is exercised on behalf of each reporting person by its general partner.

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

Nooney Krombach Company, the manager of the Registrant's properties, is a wholly-owned subsidiary of Nooney Company. Nooney Krombach Company is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus administrative expenses. During fiscal 1997 the Registrant paid property management fees of $109,770 to Nooney Krombach Company and $27,500 as reimbursement for indirect expenses incurred in connection with management of the Registrant. On October 31, 1997, CGS Real Estate Company purchased the real estate management business of Nooney Krombach Company and formed Nooney, Inc. to perform the management of the Registrant. The Registrant paid Nooney, Inc. $11,341 in property management fees in 1997 and $2,500 as reimbursement for indirect expenses incurred in connection with the management of the Registrant.

See Item 11 above for a discussion of cash distributions paid to the General Partners during fiscal l997.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during fiscal 1997 in connection with various transactions.

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

            Schedule - Reconciliation of partners' equity (deficiency in assets)

            Schedule III - Real estate and accumulated depreciation

            All other schedules are omitted because they are inapplicable or not required under the instructions.

        (3) Exhibits:

            See Exhibit Index on Page 18.

(b)     Reports on Form 8-K

        On November 14, 1997, the Registrant filed a report on Form 8-K which reported an Item 1, Changes in Control of Registrant.

(c)     Exhibits:

        See Exhibit Index on Page 18.

(d)     Not Applicable

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       NOONEY REAL PROPERTY INVESTORS-TWO, L.P.


Date:      February 27, 1998           /s/ Gregory J. Nooney, Jr.
      -----------------------------    ----------------------------------
                                       Gregory J. Nooney, Jr.
                                       General Partner


                                       PAN, Inc.
                                       General Partner



Date:      February 27, 1998           By: /s/ Patricia A. Nooney
      -----------------------------   -----------------------------------
                                           Patricia A. Nooney
                                           President and Secretary



                                       Nooney Investors, Inc.
                                       General Partner



Date:      February 27, l998           By: /s/ Gregory J. Nooney, Jr.
      -----------------------------   -----------------------------------
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

10        Management Contract between Nooney Real Property Investors-                    N/A
          Two, L.P. and Nooney Company is incorporated by reference to
          Exhibit 10(a) to the Registration Statement on Form S-11
          under the Securities Act of 1933 (File No. 2-65006).  The
          Management  Contract  was  assigned  by  Nooney  Krombach  Company,  a wholly-owned  subsidiary  of Nooney  Company,  on October 31, 1997, to
          Nooney,  Inc. a  wholly-owned  subsidiary of CGS Real Estate  Company,
          Inc.,  and is  identical in all  material  respects to the  management contract referred to above.

99.1      List of Directorships filed in response to Item 10.                             19

99.2      Pages 8-11, 23-25 and A-14 - A-17 of  the Prospectus                           N/A
          of the Registrant dated November 16, 1979, as
          supplemented and filed pursuant to Rule 424(c)
          of the Securities Act of 1933 are incorporated by reference.

99.3      Financial Statements and Schedules.                                          20-32


                                                -18-