Form 10-Q
period 1998-02-28
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1998-04-14
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended              February 28, 1998
                             ---------------------------------------------------


                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    To
                              --------------------------------------------------

                         Commission file number    0-10287
                                               --------------

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

    Missouri                                                      43-1182535
-----------------------------------                         --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

500 N. Broadway, Suite 1200, St. Louis, Missouri                   63102-2124
------------------------------------------------                 ---------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code  (314) 206-4600
                                                  ------------------------------

             7701 Forsyth Boulevard, Suite 700, St. Louis, MO 63105
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___ .

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date _____

PART I
ITEM 1 - FINANCIAL STATEMENTS:


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                               February 28,        November 30,
                                                   1998                1997
                                               (Unaudited)
ASSETS:                                        -----------         ------------
     Cash and cash equivalents                  $  485,012          $  448,898
     Accounts receivable                            81,368             127,415
     Prepaid expenses and deposits                  75,703              45,946
     Investment property
         Land                                    1,886,042           1,886,042
         Buildings and improvements             14,216,984          14,195,916
,                                               ----------          ----------
                                                16,103,026          16,081,958
         Less accumulated depreciation           8,988,286           8,871,663
                                                ----------          ----------
                                                 7,114,740           7,210,295
     Deferred expenses-At amortized cost            68,191              73,568
                                                ----------          ----------
                                                $7,825,014          $7,906,122
                                                ==========          ==========


LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable and accrued expenses      $  383,971          $  394,616
     Mortgage notes payable                      7,543,464           7,633,066
     Refundable tenant deposits                     78,882              80,198
                                                ----------          ----------
                                                 8,006,317           8,107,880

Partners' Deficit                                 (181,303)           (201,758)
                                                ----------          ----------

                                                $7,825,014          $7,906,122
                                                ==========          ==========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                             (A LIMITED PARTNERSHIP)

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT

                                   (UNAUDITED)


                                                         Three Months Ended
                                                     February 28,   February 28,
                                                         1998           1997
                                                     ------------   ------------
REVENUES:
     Rental and other income                           $ 584,983      $ 584,735
     Interest                                                710          3,430
                                                       ---------      ---------
                                                         585,693        588,165
EXPENSES:
     Interest                                            170,297        188,194
     Depreciation and amortization                       128,894        128,467
     Real estate taxes                                    97,786         97,317
     Property management fees paid to Nooney, Inc.        29,380         29,261
     Reimbursement to Nooney, Inc. for partnership
         management services and indirect expenses         7,500          7,500
     Insurance                                            12,243         12,303
     Office - General                                     10,063          8,235
     Parking Lot                                           9,464         10,715
     Payroll                                              20,139         16,274
     Professional Services                                20,280         51,397
     Repairs & Maintenance                                11,178          9,115
     Taxes - Other                                         9,472          6,997
     Vacancy                                              17,025         10,609
     Other operating expenses                             21,517         39,335
                                                       ---------      ---------
                                                         565,238        615,719
                                                       ---------      ---------
NET INCOME (LOSS)                                      $  20,455      $ (27,554)
                                                       =========      =========
NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP UNIT                                  $    1.69      $   (2.27)
                                                       =========      =========

PARTNERS' DEFICIT:
     Beginning of Period                               $(201,758)     $(290,122)
     Net Loss (Loss)                                      20,455        (27,554)
                                                       ---------      ---------
     End of Period                                     $(181,303)     $(317,676)
                                                       =========      =========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Three Months Ended

                                                     February 28,   February 28,
                                                         1998           1997
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                  $  20,455     $ (27,554)
     Adjustments to reconcile net income
         (loss) to net cash provided by
         (used in) operating activities:
             Depreciation and amortization                128,894       128,467

         Changes in assets and liabilities:
             Accounts receivable                           46,047         3,511
             Prepaid expenses and deposits                (29,757)      (40,437)
             Deferred expenses                             (6,894)          (41)
             Accounts payable and accrued expenses        (10,645)     (173,232)
             Refundable tenant deposits                    (1,316)        2,565
                                                        ---------     ---------

                Total Adjustments                         126,329       (79,167)
                                                        ---------     ---------

                   Net cash provided by (used in)
                      operating activities                146,784      (106,721)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                     (21,068)       (3,484)
                                                        ---------     ---------

                   Net cash used in investing
                      activities                          (21,068)       (3,484)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                   (89,602)      (87,701)
                                                        ---------     ---------

                   Net cash used in financing
                       activities                         (89,602)      (87,701)
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       36,114      (197,906)
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, beginning of period            448,898       596,247
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, end of period                $ 485,012     $ 398,341
                                                        =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION - Cash paid during period
        for interest                                    $ 170,297     $ 188,194
                                                        =========     =========




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997



NOTE A:

Refer to the Registrant's financial statements for the year ended November 30, 1997, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at February 28, 1998 and for all periods presented have been made. The results of operations for the three-month period ended February 28, 1998 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The income (loss) per limited partnership unit for the three months ended February 28, 1998 and 1997 was computed based on 12,000 units, the number of units outstanding during the periods.

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

Liquidity and Capital Resources

Cash on hand as of February 28, 1998 is $485,012, an increase of $36,114 from year end November 30, 1997. During the quarter, cash flow provided by operating activities was $146,784 and was used to fund capital additions of $21,068 and make payments on mortgage notes of $89,602. The Registrant plans to maintain adequate cash reserves and to fund capital expenditures from operations. The capital expenditures anticipated for the balance of 1998 are as follows:

                                     Leasing Capital  Other Capital      Total
                                     ---------------  -------------      ------

     Park Plaza I & II                   $ 36,889        $      0      $ 36,889
     Morenci Professional Park                  0          73,705        73,705
     Maple Tree Shopping Center            12,000          36,000        48,000
     Jackson Industrial                   261,900               0       261,900
                                         --------        --------      --------
                                         $310,789        $109,705      $420,694
                                         ========        ========      ========

At Park Plaza I & II, Maple Tree Shopping Center and Jackson Industrial leasing capital includes funds for tenant alterations and lease commissions for new and renewal tenants. Other Capital at Morenci Professional Park is for asphalt resurfacing, concrete sidewalk replacements and upgrading the exterior lighting. At Maple Tree Shopping Center the Other Capital budgeted is for a new ground sign and for overlaying of the main parking lot drive.

The first mortgage debt on Morenci Professional Park and Park Plaza I & II have maturity dates of October 2005 and January 2004, respectively. The first mortgage on Jackson Industrial expires in November 2000. The second mortgages secured by Park Plaza I & II, Morenci Professional Park and Maple Tree Shopping Center continue to be extended and currently expires August 1, 1998. The interest rate on these two second mortgages is the current prime rate plus 1.5%. The interest rate on this debt as of February 28, 1998, was 10%. The balance of the second mortgage debt on Park Plaza I & II and Morenci Professional Park as of February 28, 1998, is $227,732. The balance on the second mortgage debt on Maple Tree Shopping Center as of February 28, 1998 is $256,236.

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

Results of Operations

The results of operations for the Registrant's properties for the quarter ended February 28, 1998 and 1997 are detailed in the schedule below. Expenses of the Registrant are excluded.

                         Jackson        Maple Tree      Park Plaza     Morenci
                       Industrial     Shopping Center    I and II     Prof. Park
                       ----------     ---------------    --------     ----------

         1998
         ----
Revenues                 $ 217,508      $ 131,150       $114,389       $124,545
Expenses                   210,203        121,405         89,365        117,145
                         ---------      ---------       --------       ---------
Net Income               $   7,305      $   9,745       $ 25,024       $  7,400
                         =========      =========       ========       =========

         1997
         ----
Revenues                 $ 218,664      $ 133,230       $117,809       $115,500
Expenses                   217,140        114,867         87,036        132,235
                         ---------      ---------        -------       ---------
Net Income (Loss)        $   1,524      $  18,363       $ 30,773       $(16,735)
                         =========      =========       ========       =========

The operations of Jackson Industrial, Maple Tree Shopping Center and Park Plaza I & II remained relatively stable when comparing the first quarter 1998 to first quarter 1997. At Morenci Professional Park, revenues increased slightly due to the increases in base rent from improved occupancy. Expenses decreased due to a decrease in interest expense, snow removal and real estate taxes.

The occupancy levels at February 28, 1998 and 1997, and February 29, 1996 are as follows:

                                        Occupancy levels as of February 28, 1998
                                             and 1997 and February 29, 1996
                                            --------------------------------

         Property                             1998         1997       1996
         --------                             ----         ----       ----

         Park Plaza I & II                     98%         100%        98%
         Morenci Professional Park             92%          76%        57%
         Maple Tree Shopping Center           100%         100%        98%
         Jackson Industrial                   100%         100%       100%

At Park Plaza I & II, the occupancy level increased to 98% during the quarter. Leasing activity consisted of two new tenants occupying 4,800 square feet, two tenants renewing their leases for 4,680 square feet and two tenants vacating 4,140 square feet. There are no major tenants occupying more than 10% of the total space at this property.

At Morenci Professional Park, occupancy declined 1% to 92% during the quarter. Leasing activity consisted of one tenant signing a new lease for 2,400 square feet, four tenants renewed leases for 7,200 square feet and three tenants occupying 3,600 square feet vacated their space. Morenci Professional Park has no tenants that occupy more than 10% of the available space.

In the first quarter at Maple Tree Shopping Center, occupancy remained at 100%. One tenant renewed their lease for 1,200 square feet. There are two major tenants occupying approximately 18% and 42% of the available space with lease expirations of April 30, 2000 and July 31, 1999, respectively.

Jackson Industrial had two major tenants who leased 100% of the available space. One tenant who occupied 61% of the available space had a lease which ran through July 2000. This tenant has exercised their termination option whereby it canceled its lease as of July 1998. Subsequent to exercising the termination option, the Registrant and tenant negotiated an even earlier termination and the tenant returned the space to the Registrant as of March 31 upon payment of the termination fee, all rent due through July 1998, and an extra termination penalty to cover the Registrant's costs for utilities through July 1998. The Registrant is in process of preparing the space for re-leasing. The other major tenant occupies 39% of the space on a lease which expires July 2002.

1998 Comparisons

As of February 28, 1998, consolidated revenues were $585,693 for the quarter ended and for the same period ended February 28, 1997, consolidated revenues were $588,165. The slight decrease in revenues is due to a decrease in interest earned on the partnership's investments. Consolidated expenses were $565,238 and $615,719 for the quarters ended February 28, 1998 and 1997, respectively. Consolidated expenses decreased $50,481 due to decreases in interest expense ($17,897), professional services ($31,117) and other operating expenses ($17,818), partially offset by an increase in vacancy expense ($6,416).

1997 Comparisons

As of February 28, 1997, the Registrant's consolidated revenues were $588,165 for the quarter ended and for the same period ended February 29, 1996, consolidated revenues were $566,127. Revenues increased 4% or $22,038. The increase was mainly due to an increase in base rental rates at Morenci Professional Park as a result of the increase in occupancy. During the first quarter of 1997 consolidated expenses as of February 28, 1997 were $615,709 compared to $637,963 for the quarter ended February 29, 1996. The decrease in consolidated expenses of $22,244 or 3.5% can be attributed to a decrease in interest expense and a decrease in operating expenses mainly at Jackson Industrial for the decrease in real estate tax expense.

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


Dated:     April 14, 1998               NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
      --------------------------

                                        BY:  NOONEY INVESTORS, INC.
                                             General Partner

                                        BY:  /s/ Gregory J. Nooney, Jr.
                                             -----------------------------------
                                             Gregory J. Nooney, Jr.
                                             Chairman

                                             /s/ Patricia A. Nooney
                                             -----------------------------------
                                             Patricia A. Nooney
                                             Senior Vice President and Secretary

                                  EXHIBIT INDEX


Exhibit Number                      Description

3.1 Amended and Restated Agreement and Certificate of Limited Partnership dated November 5, 1979, is incorporated by reference to the Prospectus contained in Amendment No. 1 to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-65006).

27 Financial Data Schedule (provided for the information of U.S. Securities and Exchange Commission only)