Form 10-Q
period 1998-05-31
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1998-07-15
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended         May 31, 1998
                            ---------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      To
                              --------------------------------------------------

                             Commission file number      0-10287
                                                   -----------------

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
--------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

       Missouri                                                 43-1182535
--------------------------------------------             -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

500 North Broadway, Suite 1200, St.Louis, MO                   63102-2124
---------------------------------------------            -----------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code       (314) 206-4600
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
                                      ---   ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by a court.  Yes    No
                           ---   ---

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

PART I
ITEM 1 - FINANCIAL STATEMENTS:
------------------------------


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                               May 31,       November 30,
                                                1998            1997
                                             (Unaudited)
                                             ------------    -----------
ASSETS:
     Cash and cash equivalents               $    764,446   $    448,898
     Accounts receivable                           73,705        127,415
     Prepaid expenses and deposits                147,642         45,946
     Investment property
         Land                                   1,886,042      1,886,042
         Buildings and improvements            14,137,004     14,195,916
                                             ------------   ------------
                                               16,023,046     16,081,958
         Less accumulated depreciation          9,025,770      8,871,663
                                             ------------   ------------
                                                6,997,276      7,210,295
     Deferred expenses-At amortized cost           62,842         73,568
                                             ------------   ------------
                                             $  8,045,911   $  7,906,122
                                             ============   ============


LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable and accrued expenses   $    521,043   $    394,616
     Mortgage notes payable                     7,439,317      7,633,066
     Refundable tenant deposits                    80,141         80,198
                                             ------------   ------------
                                                8,040,501      8,107,880

Partners' Equity (Deficit)                          5,410       (201,758)
                                             ------------   ------------

                                             $  8,045,911   $  7,906,122
                                             ============   ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS





                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

             STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY (DEFICIT)
             -------------------------------------------------------

                                   (UNAUDITED)
                                   -----------


                                             Three Months Ended               Six Months Ended
                                            May 31        May 31,            May 31,      May 31,
                                             1998          1997               1998         1997
                                          ---------    -----------        ----------   -----------
REVENUES:
     Rental and other income              $ 875,381    $   595,093        $1,460,362   $ 1,179,828
     Interest                                 3,702            526             4,411         3,956
                                          ---------    -----------        ----------   -----------
                                            879,083        595,619         1,464,773     1,183,784
EXPENSES:
     Interest                               171,504        186,744           341,802       374,938
     Depreciation and amortization          159,744        130,839           288,638       259,306
     Real estate taxes                       97,500         96,807           195,286       194,124
     Property management fees paid to
         Nooney Inc.                         44,180         29,795            73,560        59,055
     Reimbursement to Nooney Inc.
         for partnership management
         services and indirect expenses       7,500          7,500            15,000        15,000
     Insurance                               11,955         14,022            24,198        23,100
     Parking Lot                             16,693         14,432            26,158        25,147
     Repairs & Maintenance                   40,515         23,364            50,692        31,746
     Office - General                         8,346          8,800            18,409        16,842
     Payroll                                 20,424         22,382            40,563        38,656
     Professional Services                    6,846         14,465            27,125        65,732
     Vacancy Expense                         91,855         10,197           108,880        20,797
     Other operating expenses                15,308         15,753            47,294        66,367
                                          ---------    -----------        ----------   -----------
                                            692,370        575,100         1,257,605     1,190,810
                                          ---------    -----------        ----------   -----------
NET INCOME (LOSS)                         $ 186,713    $    20,519        $  207,168   $    (7,026)
                                          =========    ===========        ==========   ===========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP UNIT                     $   15.41    $      1.69        $    17.09   $     (0.58)
                                          =========    ===========        ==========   ===========

PARTNERS' EQUITY (DEFICIT):
     Beginning of Period                  $(181,303)   $  (317,667)       $ (201,758)  $  (290,122)
     Net Income (Loss)                      186,713         20,519           207,168        (7,026)
                                          ---------    -----------        ----------   -----------
     End of Period                        $   5,410    $  (297,148)       $    5,410   $  (297,148)
                                          =========    ===========        ==========   ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS






                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------

                                                                               Six Months Ended
                                                                              May 31,      May 31,
                                                                               1998         1997
                                                                             --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                      $ 207,168    $  (7,026)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
             Depreciation and amortization                                    288,638      259,306

         Changes in assets and liabilities:
             Decrease in accounts receivable                                   53,710       46,342
             Increase in prepaid expenses and deposits                       (101,696)     (77,936)
             Increase in deferred expenses                                     (4,017)      (1,203)
             Increase (Decrease) in accounts payable and accrued expenses     126,457     (101,022)
             (Decrease) Increase in refundable tenant deposits                    (57)       7,326
                                                                            ---------    ---------

             Total Adjustments                                                363,005      132,813
                                                                            ---------    ---------

             Net cash from operating activities                               570,173      125,787
                                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                                         (60,876)     (94,729)
                                                                            ---------    ---------

             Net cash used in investing activities                            (60,876)     (94,729)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                                      (193,749)    (177,238)
                                                                            ---------    ---------

             Net cash used in financing activities                           (193,749)    (177,238)
                                                                            ---------    ---------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                          315,548     (146,180)
                                                                            ---------    ---------

CASH AND CASH EQUIVALENTS, beginning of period                                448,898      596,247
                                                                            ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                                    $ 764,446    $ 450,067
                                                                            =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION - Cash paid during period for interest                     $ 341,802    $ 374,938
                                                                            =========    =========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                THREE AND SIX MONTHS ENDED MAY 31, 1998 AND 1997
                ------------------------------------------------


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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at May 31, 1998 and for all periods presented have been made. The results of operations for the three-month and six-month period ended May 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The income (loss) per limited partnership unit for the three and six months ended May 31, 1998 and 1997 was computed based on 12,000 units, the number of units outstanding during the periods.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

It should be noted that this 10-Q contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements.

Liquidity and Capital Resources
-------------------------------

Cash on hand as of May 31, 1998 is $764,446, an increase of $315,548 from year end November 30, 1997. The increase in cash flow can primarily be attributed to termination and early lease cancellation fees paid by a major tenant for vacating Jackson Industrial on March 31, 1998, instead of their original lease end date of July 31, 1998. Total extra fees paid were $255,000. Cash produced from operating activities for the six months ended May 31, 1998 was $570,173 and was used to fund capital additions of $60,876 and make payments on mortgage notes of $193,749. The Registrant plans to maintain adequate cash reserves and fund capital expenditures from operations during the remainder of 1998. The capital expenditures by property anticipated for the balance of 1998 are as follows:

                                  Leasing Capital   Other Capital      Total
                                  ---------------   -------------      -----
    Park Plaza I & II                $  5,955         $      0       $  5,955
    Morenci Professional Park           2,964                0          2,964
    Maple Tree Shopping Center          6,000           20,500         26,500
    Jackson Industrial                261,900                0        261,900
                                     --------         --------       --------
                                     $276,819         $ 20,500       $297,319
                                     ========         ========       ========

Leasing Capital at the Registrant's properties will fund tenant alterations and lease commissions. The significant amount of leasing capital at Jackson Industrial is due to renovating the vacated space to make it more marketable to prospective tenants. Other Capital at Maple Tree Shopping Center will be for a major asphalt overlay of the main drive.

The first mortgage debt on Morenci Professional Park and Park Plaza I and II have maturity dates of October 2005 and January 2004, respectively. The first mortgage debt on Jackson Industrial and Maple Tree Shopping Center will expire in November 2000 and July 2009, respectively. The second mortgages secured by Park Plaza I and II, Morenci Professional Park and Maple Tree Shopping Center have been extended one year at a time and currently expire August 1998. The Registrant believes the Lender will again renew these loans in August 1998. The interest rate on these two second mortgages is the current prime rate plus 1.5%. The interest rate on this debt as of May 31, 1998 was 10%. The balance of the second mortgage debt on Park Plaza I and II and Morenci Professional Park as of May 31, 1998 is $224,399. The balance of the second mortgage debt on Maple Tree Shopping Center as of May 31, 1998 is $252,612.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of the mortgage debt as it matures.

Results of Property Operations
------------------------------

The results of operations of the Registrant's properties for the quarter ended May 31, 1998 and 1997 are detailed in the schedule below. Revenues and expenses of the Registrant are not presented:

                         Jackson       Maple Tree   Park Plaza      Morenci
                        Industrial  Shopping Center  I and II      Prof.Park
                        ----------  --------------- ----------     ---------
        1998
        ----
  Revenues               $473,966      $157,075      $119,672      $ 132,885
  Expenses                364,395       118,259        84,872        107,387
                         --------      --------      --------      ---------
  Net Income             $109,571      $ 38,816      $ 34,800      $  25,498
                         ========      ========      ========      =========

        1997
        ----
  Revenues               $218,664      $137,636      $122,756      $ 116,835
  Expenses                217,193       122,776        82,234        122,350
                         --------      --------      --------      ---------
  Net Income (Loss)      $  1,471      $ 14,860      $ 40,522      $  (5,515)
                         ========      ========      ========      =========

At Jackson Industrial, revenues increased significantly when comparing the quarter ended May 31, 1998 to the quarter ended May 31, 1997 due to termination and early lease cancellation fees received from a vacating tenant. Expenses increased $147,202 due to increases in management fees ($12,765) due to additional income from the lease termination, repairs & maintenance - building ($22,300) for preventative roof repairs, vacancy expense ($83,902) due to the refurbishment of the vacant suite and the resurfacing of the entrance lot, and amortization expense ($31,312) also attributable to the write off of the former tenant alteration costs as fully-amortized assets. These increases were partially offset by a decrease in interest expense of ($2,469).

At Maple Tree Shopping Center revenues increased $19,439 when comparing the quarter ending May 31, 1998 to the quarter ending May 31, 1997 due to increases in common area maintenance income ($6,295), tax income ($1,419), rental income ($1,324), and bad debt recovery ($10,263). The debt recovery relates to amounts due from a prior tenant in 1995. Expenses reflect a minimal decrease when comparing quarters due to a decrease in overall repair & maintenance expenses.

At Park Plaza I and II, revenues decreased $3,084 when comparing the quarter ended May 31, 1998 to the quarter ended May 31, 1997. The decrease in income can primarily be attributable to slight decreases in common area maintenance and real estate tax reimbursement income. Operating expenses at Park Plaza I and II increased $2,638 when comparing quarter ended May 31, 1998 to May 31, 1997. This minimal increase in expenses can be attributable to increases in operating expenses, partially offset by decreases in interest, depreciation, and amortization expenses.

At Morenci Professional Park, revenues increased $16,050 when comparing the quarter ending May 31, 1998 to the quarter ending May 31, 1997. The increase in income can primarily be attributed to increases in rental income ($12,260) and common area maintenance income ($3,153) due to a higher overall occupancy level. Expenses decreased $14,963 when comparing the two quarters. The decreases are attributable to decreases in interest expense ($9,364) due to interest payments on both the 1st mortgage and line of credit decreasing due to accumulated principal payments and vacancy expenses ($5,324) due to higher occupancy.

The occupancy at Park Plaza I and II, Maple Tree Shopping Center and Jackson Industrial remained at high levels and the occupancy at Morenci Professional Park increased significantly due to the re-leasing of the space vacated by a major tenant as of December 31, 1995. The occupancy levels at May 31, 1998, 1997 and 1996 are as follows:
                                          Occupancy levels as of May 31,
              Property                     1998       1997       1996
              --------                     ----       ----       ----

          Park Plaza I & II                 96%        97%        98%
          Morenci Professional Park         93%        86%        61%
          Maple Tree Shopping Center       100%       100%        98%
          Jackson Industrial                39%       100%       100%

Leasing activity for the quarter at Park Plaza I & II consisted of three new leases being signed for 9,560 square feet, two tenants renewing their leases for 4,140 square feet and three tenants vacating 11,360 square feet. At Park Plaza I and II, no tenant occupies more than 10% of the available space.

The second quarter leasing activity at Morenci Professional Park consisted of two new tenants leasing 2,400 square feet and one tenant vacating 1,200 square feet. Occupancy increased from 86% at the quarter end 1997 to 93% at the quarter end 1998. There are no major tenants occupying more than 10% of the space at this property.

At Maple Tree Shopping Center occupancy remained at 100%. During the quarter, three tenants renewed their leases for 4,700 square feet. Two tenants occupy 18% and 42% of the available space with leases expiring April 30, 2000 and July 31, 1999, respectively.

At Jackson Industrial, one of the major tenants, who occupied 194,000 square feet (61%), vacated during the quarter. Their lease expired July 31, 2000 and the Registrant reached an early termination with this tenant so that it could begin preparing the space for re-leasing. The vacating tenant paid all rent due through July 31 plus an estimated cost for the utilities and other occupancy costs through that date. The tenant vacated pursuant to a termination option which they had exercised as reported in the prior quarter. In addition to paying the rent due, a termination fee was also received. The Registrant is currently preparing the space for re-leasing. The Registrant has hired a local brokerage firm to market the property to new tenants. The other tenant occupies 39% of the available space on a lease which expires July 31, 2002.

1998 Comparison
---------------

Revenues for the quarter ended May 31, 1998 and 1997 are $879,083 and $595,619, respectively. For the six month period ended May 31, 1998 and 1997 revenues are $1,464,773 and $1,183,784 respectively. For the quarter ended, revenues increased $283,464 when comparing the two periods and for the six month period, revenues increased $280,989. This increase in revenue can be attributed primarily to the termination and early cancellation fees received at Jackson Industrial, in addition to increases in common area maintenance income, bad debt recovery, and interest income. As of May 31, 1998 and 1997 consolidated expenses for the quarter ended were $692,366 and 575,100 respectively. For the six month period ended May 31, 1998 and 1997, consolidated expenses were $1,257,605 and $1,190,810 respectively. For the quarter ended, consolidated expenses increased

$117,270 primarily due to increases in management fees ($14,385), repairs and maintenance ($17,151), vacancy expenses ($81,658), and amortization ($32,662), partially offset by decreases in interest expense ($15,240), depreciation ($3,757), and professional fees ($7,619). For the six month period ended May 31, 1998, compared to the same period in 1997, consolidated expenses increased $66,795 due to increases in management fees ($14,505), repairs and maintenance ($18,946), vacancy expenses ($88,083), painting/decorating ($3,500), water/sewer ($4,409), and amortization ($31,899). These increases were partially offset by decreases in interest expense ($33,136), snow removal ($21,062), professional fees ($38,607), and depreciation ($2,567).

1997 Comparison
---------------

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

Inflation
---------

The effects of inflation did not have material impact upon the Registrant's operations in fiscal year 1997 and are not expected to materially affect the Registrant's operations in 1998.

PART II.  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a) Exhibits

             See Exhibit Index

         (b) Reports on Form 8-K

             None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     July 15, 1998                NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
      ----------------------------

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