Form 10-Q
period 1998-08-31
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1998-10-15
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended         August 31, 1998
                            ---------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      To
                              --------------------------------------------------

                             Commission file number      0-10287
                                                   -----------------

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
--------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

       Missouri                                                 43-1182535
--------------------------------------------             -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

500 N. Broadway, Suite 1200, St.Louis, Missouri                63102-2124
-----------------------------------------------          -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code       (314) 206-4600
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by a court.  Yes    No
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

PART I
ITEM 1 - FINANCIAL STATEMENTS:
------------------------------


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------



                                              August 31,     November 30,
                                                1998            1997
                                             (Unaudited)
                                             -----------    ------------

ASSETS:
     Cash and cash equivalents              $    547,978   $    448,898
     Accounts receivable                          91,070        127,415
     Prepaid expenses and deposits               179,648         45,946
     Investment property
         Land                                  1,886,042      1,886,042
         Buildings and improvements           14,094,237     14,195,916
                                            ------------   ------------
                                              15,980,279     16,081,958
         Less accumulated depreciation         9,106,086      8,871,663
                                            ------------   ------------
                                               6,874,193      7,210,295
     Deferred expenses-At amortized cost          57,866         73,568
                                            ------------   ------------
                                            $  7,750,755   $  7,906,122
                                            ============   ============


LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable and accrued expenses  $    477,244   $    394,616
     Mortgage notes payable                    7,339,188      7,633,066
     Refundable tenant deposits                   83,357         80,198
                                             -----------   ------------
                                               7,899,789      8,107,880

Partners' Deficit                               (149,034)      (201,758)
                                            ------------   ------------


                                            $  7,750,755   $  7,906,122
                                            ============   ============




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                 ----------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                             Three Months Ended           Nine Months Ended
                                           Aug. 31,      Aug. 31,      Aug. 31,       Aug. 31,
                                             1998          1997          1998           1997
                                         -----------   -----------   -----------   -----------
REVENUES:
     Rental and other income             $   470,709   $   603,022   $ 1,931,072   $ 1,782,849
     Interest                                    553         3,291         4,964         7,247
                                         -----------   -----------   -----------   -----------
                                             471,262       606,313     1,936,036     1,790,096
EXPENSES:
     Interest                                175,353       182,072       517,155       557,010
     Depreciation and amortization           124,854       131,586       413,493       390,891
     Real estate taxes                        98,250       101,883       293,536       296,007
     Property management fees paid to
         Nooney, Inc.                         23,913        29,927        97,471        88,982
     Reimbursement to Nooney, Inc.
         for partnership management
         services and indirect expenses        7,500         7,500        22,500        22,500
     Insurance                                10,775        13,015        34,974        39,340
     Parking Lot                              18,526        25,151        40,584        50,298
     Repairs & Maintenance                     8,288        16,739        58,981        49,266
     Office - General                          9,471         9,724        27,879        26,794
     Payroll                                  23,940        19,629        64,503        58,285
     Professional Services                    18,767        11,799        45,892        78,257
     Vacancy Expense                          95,084         3,848       203,963        24,652
     Other operating expenses                 10,985         6,390        62,381        67,790
                                         -----------   -----------   -----------   -----------
                                             625,706       559,263     1,883,312     1,750,072
                                         -----------   -----------   -----------   -----------

NET (LOSS) INCOME                        $  (154,444)  $    47,050   $    52,724   $    40,024
                                         ===========   ===========   ===========   ===========
NET (LOSS) INCOME PER LIMITED
     PARTNERSHIP UNIT                    $    (12.74)  $      3.88   $      4.35   $      3.30
                                         ===========   ===========   ===========   ===========

PARTNERS' EQUITY (DEFICIT):
     Beginning of Period                 $     5,410   $  (297,148)  $  (201,758)  $  (290,122)
     Net (Loss) Income                      (154,444)       47,050        52,724        40,024
                                         -----------   -----------   -----------   -----------
     End of Period                       $  (149,034)  $  (250,098)  $  (149,034)  $  (250,098)
                                         ===========   ===========   ===========   ===========

                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------
                                                            Nine Months Ended
                                                           Aug. 31,    Aug. 31,
                                                             1998        1997
                                                          ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                           $  52,724   $  40,024
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation and amortization                  413,493     390,891

         Changes in assets and liabilities:
             (Decrease) Increase in accounts receivable      36,345      (2,917)
             Increase in prepaid expenses and deposits     (133,702)    (37,604)
             Increase in deferred expenses                    (6,50)     (1,202)
             Increase (Decrease) in current liabilities      85,787     (69,810)
                                                          ---------   ---------

             Total Adjustments                              395,421     279,358
                                                          ---------   ---------
             Net cash from operating activities             448,145     319,382
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                       (55,187)   (147,623)
                                                          ---------   ---------

             Net cash used in investing activities          (55,187)   (147,623)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                    (293,878)   (269,080)
                                                          ---------   ---------

             Net cash used in financing activities         (293,878)   (269,080)
                                                          ---------   ---------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                         99,080     (97,321)
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, beginning of period              448,898     596,247
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, end of period                  $ 547,978   $ 498,926
                                                          =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION - Cash paid during period for interest   $ 517,155   $ 557,010
                                                          =========   =========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

              THREE AND NINE MONTHS ENDED AUGUST 31, 1998 AND 1997
              ----------------------------------------------------


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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at August 31, 1998 and for all periods presented have been made. The results of operations for the three-month and nine-month period ended August 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The income (loss) per limited partnership unit for the three and nine months ended August 31, 1998 and 1997 was computed based on 12,000 units, the number of units outstanding during the periods.

NOTE E:

Effective December 1, 1997, the Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components. The adoption of this statement did not effect the Registrant's consolidated financial statements for the three and nine month periods ended August 31, 1998 and 1997.

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of August 31, 1998 is $547,978, an increase of $99,080 from year ended November 30, 1997. The increase in cash can primarily be attributed to substantial termination fees received from a prior major tenant at Jackson Industrial during the second quarter of 1998. Cash produced from operating activities for the nine months ended August 31, 1998 was $448,145 and was used to fund capital additions of $55,187 and make payments on mortgage notes of $293,878. The Registrant expects the properties to provide adequate cash flow from operations to fund anticipated capital expenditures during the fourth quarter of 1998. The anticipated capital expenditures by property are as follows:

                                    Leasing Capital  Other Capital        Total
                                    ---------------  -------------        -----
     Park Plaza I & II                  $ 8,034        $     0          $ 8,034
     Maple Tree Shopping Center           8,300          20,500          28,800
     Jackson Industrial                  34,192          25,000          59,192
     Morenci Professional Park                0               0               0
                                        -------        -------          -------

                                        $50,526         $45,500         $96,026
                                        =======         =======         =======


Leasing Capital at Park Plaza I & II, Maple Tree Shopping Center and Jackson Industrial will fund tenant alterations and lease commissions for both new and renewal tenants. Other Capital at Maple Tree Shopping Center will be for the addition of a new ground sign. Other Capital at Jackson Industrial will be for separating suite utilities.

The first mortgage debt on Morenci Professional Park and Park Plaza I & II have maturity dates of October 2005 and January 2004, respectively. The first mortgage on Jackson Industrial and Maple Tree Shopping Center expire in November 2000 and July 2009, respectively. The second mortgages secured by Park Plaza I & II, Morenci Professional Park and Maple Tree Shopping Center were extended in August 1998 and will expire in February 1999. The Registrant anticipates the lender will continue to renew these loans. The interest rate on these two second mortgages is the current prime rate plus 1.5%. The interest rate on this debt as of August 31, 1998, was 10%. The balance of the second mortgage debt on Park Plaza I & II and Morenci Professional Park as of August 31, 1998, is $221,066. The balance of the second mortgage debt on Maple Tree Shopping Center as of August 31, 1998, is $248,988.

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

Results of Property Operations
------------------------------

The results of operations of the Registrant's properties for the quarter ended August 31, 1998 and 1997 are detailed in the schedule below. Revenues and expenses of the Registrant are not presented:

                                Jackson     Maple Tree    Park Plaza    Morenci
                              Industrial  Shopping Center  I and II   Prof. Park
                              ----------  --------------- ----------  ----------
         1998
         ----
Revenues                       $  73,866     $ 142,664    $ 122,315    $ 139,399
Expenses                         299,879       115,942       76,649      114,892
                               ---------     ---------    ---------    ---------
Net (Loss) Income              $(226,013)    $  26,722    $  45,666    $  24,507
                               =========     =========    =========    =========

         1997
         ----
Revenues                       $ 210,253     $ 139,475    $ 120,842    $ 127,971
Expenses                         218,044       116,262       80,095      120,619
                               ---------     ---------    ---------    ---------
Net (Loss) Income              $  (7,791)    $  23,213    $  40,747    $   7,352
                               =========     =========    =========    =========

The operating results at Jackson Industrial show a significant decrease in revenue when comparing the quarter ended August 31, 1998 to the quarter ended August 31, 1997. This decrease of $136,387 is primarily due to a former major tenant vacating during second quarter 1998, which in third quarter 1997 this tenant accounted for $145,000 of the quarterly income. Expenses increased $81,835 when comparing the two quarters. This increase was primarily due to payments made relating to the rehabilitation of the above mentioned now vacant space in the amount of approximately $92,000.

At Maple Tree Shopping Center, revenues increased when comparing the two years. This increase of $3,189 is due to slight increases in both rental and tax income. Expenses for the quarter ended August 31, 1998, remained consistent when compared to the quarter ended August 31, 1997.

Revenues at Park Plaza I & II were relatively stable when comparing quarter ended August 31, 1998 to 1997. Expenses decreased when comparing the two quarters by $3,446 due mainly to a slight decrease in interest, depreciation, and amortization expenses.

The results of operations at Morenci Professional Park shows that the property's operations improved when comparing the third quarters from 1998 to 1997. Revenues increased $11,428 due to increases in rental income ($6,900), common area maintenance income ($2,250), and miscellaneous income ($3,100). These increases were partially offset by an increase in bad debt expense of ($1,250). The increase in rent can be attributed to an increase in occupancy when compared to the level at August 31, 1997. Expenses decreased $5,727 due primarily to decreases in repairs and maintenance related expenses.

The occupancy levels of the Registrant's properties at August 31, 1998, 1997 and 1996 are as follows:

                                           Occupancy levels as of August 31,
      Property                               1998        1997        1996
      --------                               ----        ----        ----

Park Plaza I & II                             98%         98%        100%
Morenci  Professional Park                    94%         91%         68%
Maple Tree Shopping Center                   100%        100%        100%
Jackson  Industrial                           39%        100%        100%

At Park Plaza I & II, occupancy during the quarter increased from 96% at the beginning of the quarter to 98% at the quarter's end. Leasing activity consisted of the renewal of one tenant occupying 2,340 square feet, the signing of a lease with one tenant for 3,600 square feet, and one tenant vacated 2,340 square feet. At Park Plaza I & II no tenant occupies more than 10% of the available space.

At Morenci Professional Park, leasing activity was brisk during the third quarter. The occupancy increased from 93% to 94% at the quarter's end. Leasing activity consisted of the Registrant entering into new leases with four new tenants for 4,800 square feet, renewing four tenants in 9,600 square feet, while two tenants in 3,600 square feet vacated their spaces. No tenant occupies more than 10% of the available space.

At Maple Tree Shopping Center, occupancy remained at 100% and there was no leasing activity during the quarter. The property has two major tenants who occupy approximately 18% and 42% of the available space with lease expirations of April 30, 2000 and July 31, 1999, respectively.

Jackson Industrial remains 39% occupied during the quarter. As previously indicated, one tenant occupying 61% of the space vacated in the spring of 1998. The Registrant has refurbished the space for re-leasing and hired a local brokerage firm to market the property. There has been interest from several prospective tenants and the Registrant is currently working to try to consummate leases with one or more of these prospects. It is anticipated that this space will be broken up into two or three spaces for new tenants. The other tenant occupying 39% of the available space has a lease which expires July 31 of the year 2002.

Year 2000 Issues
----------------

The Registrant believes that the impact of the year 2000 will not cause the Registrant to incur a future expense that will have a material impact of future results. The management company employed by the Registrant utilizes various computer software packages as tools in running its accounting operations. The Registrant's properties are maintained on software provided by a third party. The management company has received information from that company indicating that the main software program has all its core products already compatible with 2000 dates and that these have been proven in the field for over five years. A few of the add on products that are not crucial to the management company's business are in process of being updated and the third party vendor anticipates compliance by the end of 1998.

1998 Comparisons
----------------

Revenues for the quarter ended August 31, 1998 and 1997 are $471,262 and 606,313, respectively. For the nine month period ended August 31, 1998 and 1997 revenues are $1,936,036 and $1,790,096, respectively. For the quarter ended, revenues decreased $135,051 when comparing August 31, 1998 to 1997 and for the nine month period ended revenues increased $145,940 when compared to prior year. The decrease in consolidated revenues for the quarter is primarily due to the lack of rental income received attributable to the vacancy of a former major tenant at Jackson Industrial. The amount of income normally reflected from this tenant during a three month period is $145,000. The increase in revenues for the nine month period is primarily due to the termination fees received at Jackson Industrial during the 2nd quarter of 1998, related to the same former tenant.

As of August 31, 1998 and 1997 consolidated expenses for the quarter ended were $625,706 and $559,263, respectively. For the nine month period ended August 31, 1998 and 1997 consolidated expenses were $1,883,312 and $1,750,072, respectively. For the quarter ended, expenses increased $66,443. This increase can primarily be attributed to increases in vacancy expense ($91,236), professional services ($6,968), and payroll ($44,311). These increases were partially offset by decreases in interest ($6,719), depreciation and amortization ($6,732), management fees ($6,014), parking lot ($6,625), and repairs and maintenance ($8,451). The substantial increase in vacancy expense is due to the Jackson Industrial rehabilitation of recently vacated space. For the nine month period ending August 31, 1998, expenses increased $133,240. This was primarily due to increases in depreciation and amortization ($22,602), management fees ($8,489), repairs and maintenance ($9,715), and vacancy expense ($179,311). These increases were partially offset by decreases in interest expense ($39,855), parking lot ($9,714), professional services ($32,365), and other operating expenses ($5,409). The increase in depreciation and amortization is due to the additional amortization necessary at Jackson Industrial in relation to the early termination of a major tenant. The increase in vacancy expense can be attributed to additional expenses incurred at Jackson Industrial, as mentioned previously.

1997 Comparisons
----------------

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


Dated:     October 15, 1998             NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
      ----------------------------

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