Form 10-K405
period 1998-11-30
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1999-02-26
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K
(Mark One)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended          November 30, 1998
                          ------------------------------------------------------

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

As of February 1, 1999, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $12,000,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 1, 1999 by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

Documents incorporated by reference:

Portions of the Prospectus of the Registrant dated November 16, 1979, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I
                                     ------

ITEM 1:           BUSINESS
--------------------------

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

Throughout the 10-K, references are made to the following companies listed in Column A below. Please note that on January 28,1998, the names of said companies were changed to the names listed in Column B below.



         Column A                              Column B
         --------                              --------

         Nooney Company                        Brooklyn Street Properties, Inc.
         Nooney Krombach Company               Hanley Brokers, Inc.

ITEM 2:           PROPERTIES
----------------------------

On October 3, l979, the Registrant purchased the Maple Tree Shopping Center ("Maple Tree") located at the corner of Clayton and Clarkson Roads in West St. Louis County, Missouri. Constructed in l974 of steel and masonry block, Maple Tree contains approximately 72,000 net rentable square feet and is located on a
7.8 acre site which provides paved parking for 366 cars. The purchase price of Maple Tree was $3,184,053. Maple Tree was 100% leased by 18 tenants at November 30, 1998.

On October 15, l980, the Registrant purchased Park Plaza I & II, ("Park Plaza") an office/warehouse center located at 5707-5797 Park Plaza Court in Indianapolis, Indiana. Park Plaza consists of two one-story, concrete block buildings. Park Plaza I was built in l975 and Park Plaza II in l979. Park Plaza is located on a 9 acre site which provides paved parking for 150 cars. The purchase price of Park Plaza was $2,411,163. The buildings contain a total of approximately 95,000 net rentable square feet and were 95% leased by 26 tenants at November 30, 1998.

On March 27, l981, the Registrant purchased Morenci Professional Park Buildings A, B, C, D & G ("Morenci"), an office/warehouse complex located at 62nd Street and Guion Road in Indianapolis, Indiana. Morenci consisted of five one-story, masonry buildings located on a 13.35 acre site. Buildings A, B, C & D were built in l975 and building G was built in l979. The total purchase price, excluding Building G, of Morenci was $3,009,924. On November 14, 1991, Building G was sold to a party unaffiliated with the Registrant. The remaining buildings contain a total of approximately 105,600 net rentable square feet and were 94% leased by 50 tenants at November 30, 1998.

On March 27, l981, the Registrant purchased the Jackson Industrial Building A ("Jackson Warehouse"), a warehouse building located at Post Road and 30th Street in Indianapolis, Indiana. Jackson Warehouse is a one-story, masonry building and is located on a 21.87 acre site. The building, originally constructed in l976 and subsequently expanded in l980, contains approximately 320,000 net rentable square feet. The purchase price of Jackson Warehouse was $6,089,929. Jackson Warehouse was 61% leased by 2 tenants at November 30, 1998.

Reference is made to Note 3 to Notes to Financial  Statements  filed herewith as
Exhibit 99.3 in response to Item 8 for a description of the mortgage indebtedness secured by the Registrant's real property investments. Reference is also made to Note 6 to Notes to Financial Statements for a discussion of revenues derived from major tenants.

The following table sets forth certain information as of November 30, 1998, relating to the properties owned by the Registrant.

                                                 AVERAGE
                                                 ANNUALIZED
                                                 EFFECTIVE
                                 TOTAL           BASE RENT      PER-        PRINCIPAL TENANTS               LEASE
                      SQUARE     ANNUALIZED      PER SQUARE     CENT        OVER 10% OF PROPERTY BASE       EXPIRA-
PROPERTY              FEET       BASE RENT       FOOT           LEASED      RENT REVENUES (%)               TION
--------              ------     ----------      ----------     ------      -------------------------       -------

Jackson Warehouse     320,000    $ 466,200          $2.41       61%         Von Duprin, Inc. (17%)          2001
                                                                            Paper Manufacturers (83%)       2002

Morenci               105,600    $ 414,480          $4.16       94%         None

Maple Tree             72,000    $ 464,905          $6.44       100%        Schnucks Super Markets (33%)*   1999
                                                                            Super X Drugs (10%)**           2000

Park Plaza             95,000    $ 467,683          $5.18       95%         US Miniature Lamp, Inc. (11%)   2001

*    Space subleased to DeBasio Furniture
**   Space subleased to Medicine & More

ITEM 3:           LEGAL PROCEEDINGS
-----------------------------------

The Registrant is not a party to any material pending legal proceedings.


ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II
                                     -------

ITEM 5:           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-----------------------------------------------------------------------
                  STOCKHOLDER MATTERS
                  -------------------

As of February 1, 1999, there were 933 record holders of Interests in the Registrant. There is no public market for the Interests and it is not anticipated that a public market will develop.

There were no cash distributions paid to the Limited Partners during fiscal 1997 or fiscal 1998.

ITEM 6:  SELECTED FINANCIAL DATA

                                                                               Years Ended November 30,
                                                        --------------------------------------------------------------------
                                                            1998          1997          1996          1995          1994
                                                                    (Not covered by independent auditors' report)

Rental and other income                                 $ 2,417,980   $ 2,424,206   $ 2,301,696   $ 2,331,934   $ 2,344,886

Net income (loss)                                           (59,425)       88,364        16,926        54,444       (35,044)

Data per limited partnership unit:

  Net income (loss)                                           (4.90)         7.29          1.40          4.49         (2.89)

Weighted average limited partnership units outstanding       12,000        12,000        12,000        12,000        12,000

At year-end:

  Total assets                                            7,574,604     7,906,122     8,354,094     8,440,165     8,747,540

  Investment property - net                               6,833,226     7,210,295     7,459,116     7,515,411     7,818,235

  Mortgage notes payable                                  7,236,825     7,633,066     7,999,107     8,331,643     8,664,475

  Partners' equity (deficiency in assets)                  (261,183)     (201,758)     (290,122)     (307,048)     (361,492)

See Item 7:  Management's Discussion and Analysis for discussion of comparability of items.


ITEM 7:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------------------------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

Liquidity and Capital Resources
-------------------------------

Cash reserves as of November 30, 1998, are $486,156, an increase of $37,258 or 8% from year ended November 30, 1997. The increase in cash can be attributed to a decrease in capital expenditures necessary at the Registrant's properties during 1998. In prior years, significant capital expenditures were incurred. The Registrant plans to maintain adequate cash reserves and to fund anticipated capital expenditures for 1999 from operations. The anticipated capital expenditures by property are:

                                       Other Capital  Leasing Capital    Total
                                       ---------------------------------------

     Park Plaza                          $ 61,120       $  3,440       $ 64,560
     Morenci                              104,266          7,560        111,826
     Maple Tree                            41,850         17,700         59,550
     Jackson Warehouse                     40,500        313,122        353,622
                                         --------------------------------------
                                         $247,736       $341,822       $589,558

At all four of the Registrant's properties, recent capital had been budgeted to fund tenant alternations and lease commissions for new and renewal leases to be signed during the year. At Morenci the Registrant has forecasted other capital for upgrading the exterior lighting and asphalt overlay of the east section of the lot and replacement of concrete sidewalks. At Park Plaza the Registrant has budgeted other capital for replacement of the roof porches and roof repairs. At Maple Tree Shopping Center other capital has been budgeted for replacement of a section of the roof and overlaying the rear and main drives of the center. At Jackson Industrial Warehouse other capital budgeted is for separation of utilities and building of a new entrance if the vacant space needs to be further subdivided.

As of February 1, 1999, the Registrant negotiated an extension of the second mortgages secured by Morenci and Maple Tree. The terms of the extensions were for a period of six months at a rate of 1.5% over the then corporate base rate. As of November 30, 1998, the interest rate on the debt was 9.25%. The balance of the second mortgage debt on Morenci as of November 30, 1998, is $217,733. The balance of the second mortgage debt on Maple Tree as of November 30, 1998, is $245,364. These mortgages mature on August 1, 1999 and the Registrant anticipates obtaining a further extension from the lender.

The first mortgage debt on Morenci and Park Plaza have maturity dates of October 1, 2005, and December 31, 2003, respectively. The first mortgage debt on Maple Tree has a maturity date of July 2009. The first mortgage debt on Jackson Warehouse has a maturity date of November 2000.

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

Results of Operations
---------------------

The results of operations for the Registrant's properties for the years ended November 30, 1998, 1997, and 1996 are detailed in the schedule below. Expenses of the Registrant are excluded.

                             Jackson
                             Warehouse    Maple Tree   Park Plaza     Morenci
                             ---------    ----------   ----------     -------
         1998
         ----

Revenues                    $   835,944   $   591,382  $   484,736  $   530,493
Expenses                      1,130,028       469,852      286,508      455,275
                            ---------------------------------------------------

    Net Income (Loss)       $  (294,084)  $   121,530  $   198,228  $    75,218
                            ===================================================


         1997
         ----

Revenues                    $   867,895   $   564,370  $   484,872  $   505,086
Expenses                        861,781       465,257      330,272      522,937
                            ---------------------------------------------------

    Net Income (Loss)       $     6,114   $    99,113  $   154,600  $   (17,851)
                            ===================================================


         1996
         ----

Revenues                    $   864,995   $   543,132  $   478,980  $   405,786
Expenses                        847,648       479,561      359,583      490,772
                            ---------------------------------------------------

    Net Income (Loss)       $    17,347   $    63,571  $   119,397  $   (84,986)
                            ===================================================


1998 Property Comparisons
-------------------------

At Jackson Warehouse, for the year ended 1998 compared to 1997 revenues decreased due to a decrease in base rental rate ($185,600) due to the one major tenant leaving, offset by an increase in miscellaneous income ($161,522) due to the early termination fee paid by this tenant. Expenses increased substantially ($268,247) due to the cost associated with the cleaning up of the vacancy and overall property work done to prepare the space for re-leasing.

At Maple Tree, revenues increased ($27,012) due to increases in base rental income ($8,554) and tax reimbursement income ($8,106), and the recovery of prior income written off to bad debt ($10,263). Expenses at Maple Tree were relatively stable on an overall. In operating expenses, real estate taxes increased ($12,405) which were offset by a decrease in interest expenses ($7,799).

At Park Plaza I and II revenues were stable when compared to the prior year end. Base rental income increased ($11,418), offset by decreases in common area maintenance reimbursement ($1,954), real estate tax income ($5,056), and miscellaneous income ($2,321), offset by an increase in water income ($5,198). In addition, in the prior year bad debt expense had been incurred of ($7,243). Expenses decreased due to decreases in real estate taxes ($44,713) due to refunds of taxes under appeal. Snow removal costs were down ($10,202), offset by increases in repairs and maintenance electric ($8,388), parking lot repairs ($4,572), and vacancy expense ($11,764). In addition, depreciation and amortization decreased by ($9,180).

At Morenci Professional Park income increased $25,407 when comparing the year ended 1998 to the year ended 1997. The increase in income is due to an increased in base rental income ($33,666), offset by decreases in miscellaneous income ($3,165) and common area maintenance reimbursement income ($1,363). Expenses decreased $67,662 which is made up of a combination of decreases in parking lot expenditures ($7,928), repairs and maintenance-building ($11,777), repairs and maintenance-electric ($10,104), snow removal ($12,362), and real estate tax expense ($10,183). In addition, depreciation decreased $8,045, interest expense decreased $10,063, offset by a slight increase in amortization $1,198.

The occupancy levels at November 30 are as follows:

                                       Occupancy rates at November 30
                                   1998               1997           1996
                                   --------------------------------------

         Park Plaza                 95%                97%           100%
         Morenci                    94%                93%            80%
         Maple Tree                100%               100%           100%
         Jackson Warehouse          61%               100%           100%


Jackson Warehouse has two tenants who lease 61% of the available space. One of the tenants occupies 40% of the space on a lease which expires in July 2002. The other tenant occupies 21% of the space on a lease which expires in November 2001. Currently the Registrant is marketing the remainder of the space which is currently vacant. During 1998 one tenant vacated 194,000 square feet and one new tenant came in occupying 67,200 square feet.

Maple Tree remained 100% occupied during the fourth quarter of 1998. During the quarter, four tenants renewed leases for 4,300 square feet. During all of 1998, eight tenants renewed their leases for 10,200 square feet. The center has two major tenants who occupy 18% and 42% of the available space. Their leases have expirations of April 30, 2000 and July 31, 1999, respectively, and each has several renewal options.

Occupancy at Park Plaza was 95% at the end of the fourth quarter of 1998. During the fourth quarter, two tenants signed new leases for 5,040 square feet; five tenants renewed their leases for 19,520 square feet, and three tenants vacated 7,500 square feet. During 1998 eight tenants signed new leases for 23,000 square feet; ten tenants renewed their leases for 30,680 square feet; and nine tenants vacated 25,340 square feet. At Park Plaza no tenant occupies more than 10% of the total space.

Occupancy at Morenci Professional Park was 94% as of November 30, 1998. During the fourth quarter, four tenants signed new leases for 4,800 square feet; one tenant renewed its lease for 1,200 square feet; and two tenants vacated 4,800 square feet. During all of 1998, eleven tenants signed new leases for $14,400 square feet; nine tenants renewed their leases for 18,000 square feet; and eight tenants vacated 13,200 square feet. No tenant occupies more than 10% of the total space.

Each year, the General Partners assess the properties for impairment. If conclusive evidence of an impairment is found in any particular quarter, further valuation procedures would be performed. It is difficult to pinpoint an exact time or event to which impairment of a real estate investment can be attributed. Reductions in value are usually recognized on an annual basis at the time the appraisals, if appropriate, are completed.

Year 2000 issues
----------------

Information Technology Systems
------------------------------

The Registrant utilizes computer software for its corporate and real property accounting records and to prepare its financial statements, as well as for internal accounting purposes. The vendor of the Registrant's software has informed the Registrant that it is Year 2000 compliant. The Registrant believes after reasonable investigation that its information technology hardware is Year 2000 compliant. However, in the event that such systems should fail, as a contingency plan, the Registrant could prepare all required accounting entries manually, without incurring material additional operating expenses.

Non-Information Technology Systems
----------------------------------

At the request of the Registrant, its property managers have completed their review of the major date- sensitive non-information technology systems such as the elevators, heating, ventilating, air conditioning and cooling ("HVAC") systems, locks, and other like systems in the Registrant's properties and have determined that such systems are materially Year 2000 compliant. In some of the Registrant's properties, its property managers have utilized the services of third-party consultants in making this determination, while in other properties, the property managers have internally made such determinations. The Registrant does not separately track the internal costs incurred for its Year 2000 project. The Registrant does not believe that the Year 2000 issue will pose significant problems to the Registrant's Information technology systems and non-Information technology systems, or that resolution of any potential problems with respect to such systems will have a material effect on the Registrant's financial condition or results of operations.

Material Third Parties' Systems Failures
----------------------------------------

The most reasonably likely worst case scenario facing the Registrant as a result of the Year 2000 problem would be the inability of its tenants to pay rent as a result of a breakdown in such tenants' (or their financial service providers') computer systems or the refusal of such tenants to pay their rent as a result of the Registrant's inability to provide services due to non-Information technology systems failure. Failure in a tenant's computer systems may cause delays in such tenant's ability to process its accounting records and to make timely rent payments. However, any such delays in rent payments, whether caused by systems failure of tenant, property manager or a combination of the two, should not have a materially adverse effect on the Registrant's business or results of operations.

Risks
-----

While delays caused by failure of the tenants' or the property managers' accounting or supply systems would likely not adversely affect the Registrant's business or results of operations, non-Information technology systems failure in the Registrant's properties could lead to tenants attempting to withhold their rent payments, which could materially adversely effect the Registrant's business, results of operations and financial condition as a result of increased legal costs. The Registrant believes that such material effect is primarily limited to items of a utility nature furnished by third parties to the Registrant and a wide universe of other customers. Included are items such as electricity, natural gas, telephone service and water, all of which are not readily susceptible to alternate sources and which in all likelihood should be available in some form. The Registrant has been unable to obtain assurances from such utility companies as to their Year 2000 compliance, and does not expect that such assurances will be forthcoming.

Such non-Information technology systems failure could force tenants to use the stairs in such properties, rather than the elevators. However, none of the properties owned by the Registrant is a high-rise building where such an elevator failure could cause a material adverse effect to the operations of its tenants, although such failure could make it impossible for any disabled tenants or any disabled customers to access such properties. Moreover, as previously discussed, the Registrant may suffer adverse effects in its results of operations and financial condition as a result of utility or HVAC failures, for example. Such events could lead the tenants of the Registrant to withhold rent, in the event that the Registrant's properties are not usable for their intended purposes. The Registrant does not believe that rent abatement would be a lawful tenant remedy for short-term obligations unless such failures extend for a period of 30 consecutive days. The Registrant intends to pursue its remedies for any such breach of its rent obligations by a Tenant expeditiously and to the full extend permitted by law.

1998 Comparisons
----------------

For the year ended November 30, 1998, consolidated revenues were $2,423,480 compared to $2,434,123 for the year ended November 30, 1997. On a consolidated basis, revenues were fairly steady, decreasing $10,643 or less than 1%.

Consolidated expenses for the year ended November 30,1998, were $2,482,905 as compared to $2,345,759 for the year ended November 30, 1997. Consolidated expenses increased 6% or $137,146. The increase is mainly attributable to an increase in vacancy expense at the Jackson Warehouse. This expense was to clean up the interior of the space vacated by the large tenant during the year and prepare this space and the exterior of the building for re-leasing. Net income for the year ended November 30, 1998, was a net loss for the year of $59,425 as compared to net income of $88,364 for the year ended November 30, 1997. This decrease resulted in a net loss per limited partnership unit of $4.90 compared to net income per limited partnership unit of $7.29 for the year ended November 30, 1997. Cash flow provided by operating activities for the year ended November 30, 1998 were $543,644. The Registrant was able to fund capital expenditures of $110,145 and reduce loan balances by $396,241 during 1998.

1997 Comparisons
----------------

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

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal l998, and are not expected to materially affect the Registrant's operation in l999.

Interest Rates
--------------

Interest rates on floating rate debt went down in 1997 and fluctuated throughout 1998, ending the year lower than the prior year end. Future increases in the prime interest rate can adversely affect the operations of the Registrant.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------------------

The Registrant considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Registrant had no holdings of derivative financial or commodity instruments at

December 31, 1998. A review of the Company's other financial instruments and risk exposures at that date revealed that the Registrant had minor exposure to interest rate risk due to the floating rate second mortgage debt of $463,097. The Registrant utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Registrant's financial position, results of operations or cash flows.

ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------

Financial Statements of the Registrant are filed herewith as Exhibit 99.3 and are incorporated herein by reference (see Item 14(a)(1)). The supplementary financial information specified by Item 302 of Regulation S-K is provided in
Item 7.

ITEM 9:           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------------------------------------------------------------------
                  ACCOUNTING AND FINANCIAL DISCLOSURE
                  -----------------------------------

None

                                    PART III
                                    --------

ITEM 10:          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------

The Registrant has two General Partners. The background and experience of the General Partners are as follows:

The General Partner of the Registrant responsible for all aspects of the Registrant's operations is Nooney Investors, Inc., a Missouri corporation. Nooney Investors, Inc., a wholly-owned subsidiary of Hanley Brokers, Inc. (f/k/a/ Nooney Company), was formed in June 1979 for the purpose of being a general and/or limited partner in the Registrant and other limited partnerships.

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

ITEM 11:          EXECUTIVE COMPENSATION
----------------------------------------

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

During fiscal l998, there were no cash distributions paid to the General Partners by the Registrant.

See Item 13 below for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
---------------------------------------------------------------------
                  MANAGEMENT
                  ----------

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

b)  Security Ownership of Management.

None of the General Partners is known to the Registrant to be the beneficial owner, either directly or indirectly, of any Interests in the Registrant.

(c)  Changes in Control.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------------

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

Nooney, Inc., the manager of the Registrant's properties, is a wholly-owned subsidiary of CGS Real Estate Company, an affiliate of the General Partner. Nooney, Inc. is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus administrative expenses. During fiscal 1998 the Registrant paid property management fees of $122,128 to Nooney, Inc. and $30,000 as reimbursement for indirect expenses incurred in connection with management of the Registrant.

See Item 11 above for a discussion of cash distributions paid to the General Partners during fiscal l998.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during fiscal 1998 in connection with various transactions.

(c) Indebtedness of Management.

Not Applicable.

(d) Transactions with promoters.

Not Applicable.

                                     PART IV
                                     -------


ITEM 14:          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
----------------------------------------------------------
                  AND REPORTS ON FORM 8-K
                  -----------------------

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

                                       NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                                       Nooney Investors, Inc.
                                       General Partner


Date:      February 26, 1999           By: /s/ William J. Carden
      -----------------------------    ----------------------------------
                                          William J. Carden
                                          Chairman of the Board and
                                          Chief Executive Officer


                                       By: /s/ Patricia A. Nooney
                                       -----------------------------------
                                          Patricia A. Nooney
                                          President and Secretary

                                          EXHIBIT INDEX
                                          -------------

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