Form 10-Q
period 1999-02-28
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1999-04-14
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended                 February 28, 1999
                             ---------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________To________________________

                         Commission file number    0-10287
                                                -------------

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Missouri                                            43-1182535
--------------------------                          ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

500 N. Broadway, Suite 1200, St. Louis, Missouri            63102-2124
------------------------------------------------    ----------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (314) 206-4600
                                                    ----------------------------

--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __ No __

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date ____.

PART I
ITEM 1 - FINANCIAL STATEMENTS:


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                February 28,     November 30,
                                                    1999             1998
                                                (Unaudited)
                                                -----------     -------------
ASSETS:
     Cash and cash equivalents                 $    382,403      $    486,156
     Accounts receivable                            116,113           119,039
     Prepaid expenses and deposits                   83,858            55,880
     Investment property
         Land                                     1,886,042         1,886,042
         Buildings and improvements              14,145,637        14,137,031
                                               ------------      ------------
                                                 16,031,679        16,023,073
         Less accumulated depreciation            9,301,978         9,189,847
                                               ------------      ------------
                                                  6,729,700         6,833,226
     Deferred expenses-At amortized cost             36,530            80,303
                                               ------------      ------------
                                               $  7,348,605      $  7,574,604
                                               ============      ============


LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable and accrued expenses     $    426,603      $    518,876
     Mortgage notes payable                       7,132,168         7,236,825
     Refundable tenant deposits                      96,789            80,086
                                               ------------      ------------
                                                  7,655,560         7,835,787

Partners' Deficit                                  (306,955)         (261,183)
                                               ------------      ------------

                                               $  7,348,605      $  7,574,604
                                               ============      ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                             (A LIMITED PARTNERSHIP)

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT

                                   (UNAUDITED)


                                                        Three Months Ended
                                                     February 28,  February 28,
                                                         1999          1998
                                                      ---------     ---------
REVENUES:
     Rental and other income                          $ 535,307     $ 584,983
     Interest                                                 9           710
                                                      ---------     ---------
                                                        535,316       585,693
EXPENSES:
     Interest                                           168,940       170,297
     Depreciation and amortization                      121,131       128,894
     Real estate taxes                                   88,724        97,786
     Property management fees paid to Nooney, Inc.       25,303        29,380
     Reimbursement to Nooney, Inc. for partnership
         management services and indirect expenses        7,500         7,500
     Insurance                                           10,651        12,243
     Office - General                                    10,101        10,063
     Parking Lot                                          6,970         9,464
     Payroll                                             15,076        20,139
     Professional Services                               24,490        20,280
     Repairs & Maintenance                               20,861        11,178
     Taxes - Other                                        6,821         9,472
     Vacancy                                             16,115        17,025
     Other operating expenses                            58,405        21,517
                                                      ---------     ---------
                                                        581,088       565,238
                                                      ---------     ---------
NET (LOSS) INCOME                                     $ (45,772)    $  20,455
                                                      =========     =========
NET (LOSS) INCOME PER LIMITED
     PARTNERSHIP UNIT                                 $   (3.78)    $    1.70
                                                      =========     =========

PARTNERS' DEFICIT:
     Beginning of Period                              $(261,183)    $(201,758)
     Net (Loss) Income                                  (45,772)       20,455
                                                      ---------     ---------
     End of Period                                    $(306,955)    $(181,303)
                                                      =========     =========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three Months Ended

                                                                           February 28,  February 28,
                                                                               1999          1998
                                                                               ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss) Income                                                      $ (45,772)    $  20,455
     Adjustments to reconcile net (loss) income to net cash
         provided by (used in) operating activities:
             Depreciation and amortization                                    121,131       128,894

         Changes in assets and liabilities:
             Accounts receivable                                                2,926        46,047
             Prepaid expenses and deposits                                    (27,978)      (29,757)
             Deferred expenses                                                 34,773        (6,894)
             Accounts payable and accrued expenses                            (92,273)      (10,645)
             Refundable tenant deposits                                        16,703        (1,316)
                                                                            ---------     ---------

                Total Adjustments                                              55,282       126,329
                                                                            ---------     ---------

                     Net cash provided by (used in) operating activities        9,510       146,784
                                                                            ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                                          (8,606)      (21,068)
                                                                            ---------     ---------

                     Net cash used in investing activities                     (8,606)      (21,068)
                                                                            ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                                      (104,657)      (89,602)
                                                                            ---------     ---------

                     Net cash used in financing activities                   (104,657)      (89,602)
                                                                            ---------     ---------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                        (103,753)       36,114
                                                                            ---------     ---------

CASH AND CASH EQUIVALENTS, beginning of period                                486,156       448,898
                                                                            ---------     ---------

CASH AND CASH EQUIVALENTS, end of period                                    $ 382,403     $ 485,012
                                                                            =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION - Cash paid during period for interest                     $ 168,940     $ 170,297
                                                                            =========     =========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                       -4-

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998



NOTE A:

Refer to the Registrant's financial statements for the year ended November 30, 1998, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at February 28, 1999 and for all periods presented have been made. The results of operations for the three-month period ended February 28, 1999 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The (loss) income per limited partnership unit for the three months ended February 28, 1999 and 1998 was computed based on 12,000 units, the number of units outstanding during the periods.

NOTE E:

Effective December 1, 1997, the Registrant adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components. The Registrant has no other comprehensive income items, accordingly, comprehensive income and net income are the same for all periods presented.

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

Liquidity and Capital Resources

Cash on hand as of February 28, 1999 is $382,403, a decrease of $103,753 from year end November 30, 1998. The decrease in cash can primarily be attributed to a significant amount of payments made for snow removal during the first quarter, in addition to the annual payment for real estate taxes made in December 1998 for Maple Tree Shopping Center. During the quarter, cash flow provided by operating activities was $9,510. Capital additions were made in the amount of $8,606 and payments were made on mortgage notes of $104,657. The Registrant plans to maintain adequate cash reserves and to fund capital expenditures from operations. The capital expenditures anticipated for the balance of 1999 are as follows:

                                  Leasing Capital  Other Capital       Total
                                  ---------------  -------------       -----
   Park Plaza I & II                 $ 12,163        $ 61,120        $ 73,283
   Morenci Professional Park           12,000          95,266         107,266
   Maple Tree Shopping Center               0          41,850          41,850
   Jackson Industrial                 297,570          40,500         338,070
                                     --------        --------        --------
                                     $321,733        $238,736        $560,469
                                     ========        ========        ========

At Park Plaza I & II, Morenci Professional Park, and Jackson Industrial leasing capital includes funds for tenant alterations and lease commissions for new and renewal tenants. Other Capital at Park Plaza is for roof repairs and porch roof replacement. Other Capital at Morenci Professional Park is for asphalt resurfacing, concrete sidewalk replacements, and upgrading the exterior lighting. At Maple Tree Shopping Center the Other Capital budgeted is for roof replacement costs, an overlay of the rear parking lot drive, and railroad tie planter installation. Other Capital at Jackson Industrial is for separating suite utilities and entrance improvements. The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

The first mortgage debt on Morenci Professional Park and Park Plaza I & II have maturity dates of October 2005 and December 2003, respectively. The first mortgage on Jackson Industrial and Maple Tree Shopping Center expire in November 2000 and July 2009, respectively. The second mortgages secured by Park Plaza I & II, Morenci Professional Park and Maple Tree Shopping Center were extended on February 1, 1999 through August 1, 1999. The Registrant anticipates the lender will continue to renew these loans. The interest rate on these two second mortgages is the current prime rate plus 1.5%. The interest rate on this debt as of February 28, 1999, was 9.25%. The balance of the second mortgage debt on Park Plaza I & II and Morenci Professional Park as of February 28, 1999, is $215,511. The balance on the second mortgage debt on Maple Tree Shopping Center as of February 28, 1999 is $242,948.

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

Results of Operations

The results of operations for the Registrant's properties for the quarter ended February 28, 1999 and 1998 are detailed in the schedule below. Expenses of the Registrant are excluded.

                         Jackson       Maple Tree    Park Plaza      Morenci
                        Industrial   Shopping Center  I and II      Prof. Park
                        ----------   ---------------  --------      ----------
         1999
         ----
 Revenues               $ 124,092       $134,740      $128,608      $ 118,610
 Expenses                 222,781        116,200        79,932        134,735
                        ---------       --------      --------      ---------
 Net (Loss) Income      $ (98,689)      $ 18,540      $ 48,676      $ (16,125)
                        =========       ========      ========      =========

         1998
         ----
 Revenues               $ 217,508       $131,150      $114,389      $ 124,545
 Expenses                 210,203        121,405        89,365        117,145
                        ---------       --------      --------      ---------
 Net Income             $   7,305       $  9,745      $ 25,024      $   7,400
                        =========       ========      ========      =========

The operating results at Jackson Industrial show a significant decrease in revenue when comparing the quarter ended February 28, 1999 to the quarter ended February 28, 1998. This decrease of $93,416 is primarily due to a former major tenant vacating during second quarter 1998. Commencing in first quarter 1999, a new tenant occupying approximately one-third of the previously mentioned vacated space, helped to increase the rental revenue from what it had been in the third and fourth quarters of 1998. Expenses increased $12,578 when comparing the two quarters. This increase was primarily due to increases in snow removal costs ($7,734) caused by sever weather, and vacancy related expenses ($7,482), offset by a decrease in management fees ($4,670) due to lower revenues.

At Maple Tree Shopping Center, revenues increases when comparing the two quarters. This increase of $3,590 is due to slight increases in both rental and percentage rent income. Expenses for the quarter ended February 28, 1999 decreased $5,205 when compared to the quarter ended Feb. 28, 1998, due to decreases in both overall operating ($2,809) and interest expense ($2,842), caused by a lower debt balance.

Revenues at Park Plaza I & II increased $14,219 when comparing the quarter ended February 28, 1999 to 1998. This increase in revenue can primarily be attributed to an increase in rental income. Expenses decreased when comparing the two quarters by $9,433 due to decreases in interest ($2,139), depreciation ($3,412), and operating expenses ($4,613).

At Morenci Professional Park, revenues decreased $5,935 due to a decrease in common area maintenance income ($12,855), partially offset by an increase in rental income ($3,192). Expenses increased $17,590 due primarily to increases in interest expense ($6,270), repairs and maintenance related expenses ($8,246), and snow removal ($13,109). These increases were offset by decreases in vacancy expense ($4,533) and depreciation/amortization ($4,154).

The occupancy levels at February 28, 1999, 1998, and 1997 are as follows:

                                       Occupancy levels as of February 28,
                                       -----------------------------------
         Property                         1999        1998        1997
         --------                         ----        ----        ----

         Park Plaza I & II                 98%         98%        100%
         Morenci Professional Park         95%         92%         76%
         Maple Tree Shopping Center        96%        100%        100%
         Jackson Industrial                61%        100%        100%

At Park Plaza I & II, the occupancy level increased 3% to 98% during the quarter. Leasing activity consisted of one new tenant occupying 2,460 square feet and one tenant renewing their lease for 2,460 square feet. No suites were vacated during the quarter. There are no major tenants occupying more than 10% of the total space at this property.

At Morenci Professional Park, occupancy increased 1% to 95% during the quarter. Leasing activity consisted of one tenant signing a new lease for 2,400 square feet, two tenants renewed leases for 2,400 square feet and one tenant occupying 1,200 square feet vacated their space. Morenci Professional Park has no tenants that occupy more than 10% of the available space.

Occupancy at Maple Tree Shopping Center decreased 4% to 96% during the quarter. Leasing activity consisted of one tenant vacating who occupied 2,640 square feet. A new lease was created for this space which commenced March 1, 1999. There are two major tenants occupying approximately 18% and 42% of the available space with lease expirations of April 30, 2000 and July 31, 1999, respectively. The Registrant is currently awaiting notification of renewal from tenant with lease expiring July 31, 1999.

Jackson Industrial has two tenants who lease 61% of the available space. One of the tenants occupies 40% of the space on a lease which expires July 2002. The other tenant occupies 21% of the space on a lease which expires in November 2001. Currently the Registrant is marketing and talking with potential prospects for the remainder of the space which is vacant.

Year 2000 Issues

Information Technology Systems

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

Non-Information Technology Systems

At the request of the Registrant, its property managers have completed their review of the major date-sensitive non-information technology systems such as elevators, heating, ventilation, air conditioning and cooling ("HVAC") systems, locks, and other like systems in the Registrant's properties and have determined that such systems are materially Year 2000 compliant. In some of the Registrant's properties, its property managers have utilized the services of third-party consultants in making this determination, while in other properties, the property managers have internally made such determinations. The Registrant does separately track the internal costs incurred for its Year 2000 project. The Registrant does not believe that the Year 2000 issue will pose significant problems to the Registrant's Information technology systems and non-Information technology systems, or that resolution of any potential problems with respect to such systems will have a material effect on the Registrant's financial condition or results of operations.

Material Third Parties' Systems Failures

The most reasonable likely worst case scenario facing the Registrant as a result of the Year 2000 problem would be the inability of its tenants to pay rent as a result of a breakdown in such tenants' (or other financial service providers') computer or the refusal of such tenants to pay their rent as a result of the Registrant's inability to provide services due to non-Information technology systems failure. Failure in a tenant's computer systems may cause delays in such tenant's ability to process its accounting records and to make timely rent payments. However, any such delays in rent payments, whether caused by systems failure of tenant, property manager or a combination of the two, should not have a materially adverse effect on the Registrant's business or results of operations.

Risks

While delays caused by the failure of the tenants' or the property managers' accounting or supply systems would likely not adversely affect the Registrant's business or results of operations, non-Information technology systems failure in the Registrants's properties could lead to tenants attempting to withhold their rent payments, which could materially adversely effect the Registrant's business, results of operations and financial conditions as a result of increased legal costs. The Registrant believes that such material effect is primarily limited to items of a utility nature furnished by third parties to the Registrant and a wide universe of other customers. Included are such items as electricity, natural gas, telephone service, and water, all of which are not readily susceptible to alternate sources and which in all likelihood should be available in some form. The Registrant has been unable to obtain assurances from such utility companies as to their Year 2000 compliance, and does not expect that such assurances will be forthcoming.

Such non-Information technology systems failure could force tenants to use the stairs in such properties, rather than the elevators. However, none of the properties owned by the Registrant is a high-rise building where such an elevator failure could cause a material adverse effect to the operations of its tenants, although such failure could make it impossible for any disabled tenants or any disabled customers to access such properties. Moreover, as previously discussed, the Registrant may suffer adverse effects in its results of operations and financial condition as a result of utility or HVAC failures, for example. Such events could lead the tenants of the Registrant to withhold rent, in the event that the Registrant's properties are not usable for their intended purposes. The Registrant does not believe that rent abatement would be a lawful tenant remedy for short term obligations unless such failure extend for a period of 30 consecutive days. The Registrant intends to pursue its remedies for any such breach of its rent obligations by a Tenant expeditiously and to the full extend permitted by law.

1999 Comparisons

As of February 28, 1999, the Registrant's consolidated revenues were $535,316 for the quarter and for the same period ended February 28, 1998, consolidated revenues were $585,693. Revenues decreased by $50,377. This decrease was mainly due to a decrease in rental income at Jackson Industrial attributable to the vacancy of a former major tenant. During the first quarter of 1999, consolidated expenses as of February 28, 1999 were $581,088 compared to $565,238 for the quarter ended February 28, 1998. The increase in consolidated expenses of $15,850 can primarily be attributed to an increase in other operating expenses ($36,887) and repairs and maintenance related expenses ($9,683). The increase in other operating expenses is due to the large volume of snow removal costs related to recent weather conditions. The increased expenses mentioned previously were partially offset by decreases in real estate tax ($9,062), depreciation/amortization ($7,763), management fees ($4,077), parking lot ($2,494), payroll ($5,063), and other tax expense ($2,651).

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

Inflation

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1998, and are not expected to materially affect the Registrant's operation in l999.

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


Dated:     April 14, 1999               NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
      -----------------------

                                        BY:   NOONEY INVESTORS, INC.
                                              General Partner

                                              BY: /s/ Gregory J. Nooney, Jr.
                                                  ------------------------------
                                                  Gregory J. Nooney, Jr.
                                                  Vice Chairman

                                                  /s/ Patricia A. Nooney
                                                  ------------------------------
                                                  Patricia A. Nooney
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