Form 10-Q
period 1999-05-31
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1999-07-15
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended         May 31, 1999
                            ----------------------------------------------------

                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    To
                              --------------------------------------------------

                         Commission file number 0-10287
                                                -------

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Missouri                                               43-1182535
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Memorial Drive, Suite 1000, St. Louis, MO                   63102-2449
---------------------------------------------             ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code        (314) 206-4600
                                                   -----------------------------

            500 North Broadway, Suite 1000, St. Louis, MO 63102-2124
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date _______.

PART I
ITEM 1 - FINANCIAL STATEMENTS:


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                    May 31,         November 30,
                                                     1999              1998
                                                 (Unaudited)
                                                 -----------        -----------

ASSETS:
     Cash and cash equivalents                  $    328,150       $    486,156
     Accounts receivable                             120,042            119,039
     Prepaid expenses and deposits                   109,515             55,880
     Investment property
         Land                                      1,886,042          1,886,042
         Buildings and improvements               14,183,928         14,137,031
                                                ------------       ------------
                                                  16,069,970         16,023,073
         Less accumulated depreciation             9,413,429          9,189,847
                                                ------------       ------------
                                                   6,656,541          6,833,226
     Deferred expenses-At amortized cost .            28,686             80,303
                                                ------------       ------------
                                                $  7,242,934       $  7,574,604
                                                ============       ============


LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable and accrued expenses      $    451,668       $    518,876
     Mortgage notes payable                        7,025,155          7,236,825
     Refundable tenant deposits                       99,271             80,086
                                                ------------       ------------
                                                   7,576,094          7,835,787

Partners' Deficit                                   (333,160)          (261,183)
                                                ------------       ------------

                                                $  7,242,934       $  7,574,604
                                                ============       ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                             (A LIMITED PARTNERSHIP)

             STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY (DEFICIT)

                                   (UNAUDITED)

                                             Three Months Ended           Six Months Ended
                                             May 31,      May 31,       May 31,       May 31,
                                              1999         1998          1999          1998
                                              ----         ----          ----          ----
REVENUES:
     Rental and other income             $   545,374   $   875,381   $ 1,080,681   $ 1,460,362
     Interest                                      9         3,702            18         4,411
                                         -----------   -----------   -----------   -----------
                                             545,383       879,083     1,080,699     1,464,773
EXPENSES:
     Interest                                167,069       171,504       336,009       341,802
     Depreciation and amortization           122,731       159,744       243,862       288,638
     Real estate taxes                        92,364        97,500       181,088       195,286
     Property management fees paid to
         Nooney Inc.                          27,317        44,180        52,620        73,560
     Reimbursement to Nooney Inc.
          for partnership management
         services and indirect expenses        7,500         7,500        15,000        15,000
     Insurance                                11,734        11,955        22,385        24,198
     Parking Lot/Landscaping                  28,902        16,693        35,873        26,158
     Repairs & Maintenance                    11,482        40,515        32,342        50,692
     Office - General                         15,545         8,346        25,646        18,409
     Payroll                                  30,101        20,424        45,176        40,563
     Professional Services                    21,935         6,846        46,425        27,125
     Taxes - Other                                94         4,501         6,915        13,973
     Vacancy Expense                          18,458        91,855        34,574       108,880
     Other operating expenses                 16,356        10,807        74,761        33,321
                                         -----------   -----------   -----------   -----------
                                             571,588       692,370     1,152,676     1,257,605
                                         -----------   -----------   -----------   -----------
NET (LOSS) INCOME                        $   (26,205)  $   186,713   $   (71,977)  $   207,168
                                         ===========   ===========   ===========   ===========

NET (LOSS) INCOME  PER LIMITED
     PARTNERSHIP UNIT                    $     (2.16)  $     15.41   $     (5.94)  $     17.09
                                         ===========   ===========   ===========   ===========

PARTNERS' DEFICIT:
     Beginning of Period                 $  (306,955)  $  (181,303)  $  (261,183)  $  (201,758)
     Net (Loss) Income                       (26,205)      186,713       (71,977)      207,168
                                         -----------   -----------   -----------   -----------
     End of Period                       $  (333,160)  $     5,410   $  (333,160)  $     5,410
                                         ===========   ===========   ===========   ===========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                      -3-

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                                         Six Months Ended
                                                       May 31,       May 31,
                                                        1999          1998
                                                        ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss) Income                                   $ (71,977)    $ 207,168
 Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
        Depreciation and amortization                  243,862       288,638

    Changes in assets and liabilities:
       (Increase) Decrease in accounts receivable       (1,003)       53,710
       Increase in prepaid expenses and deposits       (53,635)     (101,696)
       Decrease (Increase) in deferred expenses         31,337        (4,017)
       (Decrease) Increase in accounts payable         (67,208)      126,457
          and accrued expenses
       Increase (Decrease) in refundable tenant
          deposits                                      19,185           (57)
                                                     ---------     ---------


       Total Adjustments                               172,538       363,005
                                                     ---------     ---------

       Net cash from operating activities              100,561       570,173
                                                     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to investment property                      (46,897)      (60,876)
                                                     ---------     ---------

       Net cash used in investing activities           (46,897)      (60,876)
                                                     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on mortgage notes payable                   (211,670)     (193,749)
                                                     ---------     ---------

       Net cash used in financing activities          (211,670)     (193,749)
                                                     ---------     ---------

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                                  (158,006)      315,548
                                                     ---------     ---------

CASH AND CASH EQUIVALENTS, beginning of period         486,156       448,898
                                                     ---------     ---------

CASH AND CASH EQUIVALENTS, end of period             $ 328,150     $ 764,446
                                                     =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION-Cash paid during period for interest    $ 336,009     $ 341,802
                                                     =========     =========

                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                THREE AND SIX MONTHS ENDED MAY 31, 1999 AND 1998


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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at May 31, 1999 and for all periods presented have been made. The results of operations for the three-month and six-month period ended May 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The income (loss) per limited partnership unit for the three and six months ended May 31, 1999 and 1998 was computed based on 12,000 units, the number of units outstanding during the periods.

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

Liquidity and Capital Resources

Cash on hand as of May 31, 1999 is $328,150, a decrease of $158,006 from year end November 30, 1998. The decrease in cash can primarily be attributed to the combination of the following factors: a lower occupancy level at Jackson Industrial, therefore creating a decrease in rental income, a significant amount of payments were made for snow removal during the 1st quarter of 1999, and a December 1998 tax payment for Maple Tree Shopping Center. Cash produced from operating activities for the six months ended May 31, 1999 was $100,561 and was used to fund capital additions of $46,897 and make payments on mortgage notes of $211,670. The Registrant plans to maintain adequate cash reserves and fund capital expenditures from operations during the remainder of 1999. The capital expenditures by property anticipated for the balance of 1999 are as follows:

                                 Leasing Capital    Other Capital         Total
                                 ---------------    -------------         -----

Park Plaza I & II                   $ 23,530          $ 61,120          $ 84,650
Morenci Professional Park             13,104            95,266           108,370
Maple Tree Shopping Center                 0            32,000            32,000
Jackson Industrial                   277,226            37,000           314,226
                                     -------            ------           -------
                                    $313,860          $225,386          $539,246
                                    ========          ========          ========

Leasing Capital at the Registrant's properties will fund tenant alterations and lease commissions for upcoming new and renewal tenants. Other Capital at Park Plaza I & II consists of roof repair and replacements. At Morenci Professional Park, the Other Capital budgeted is for an upgrade to the exterior lighting, asphalt overlay to the east side of the parking lot, and sidewalk replacement. Other Capital at Maple Tree Shopping Center will be for a major asphalt overlay of the rear drive and a partial roof replacement. At Jackson Industrial, the Other Capital consists of separating suite utilities and entrance improvements. The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

The first mortgage debt on Morenci Professional Park and Park Plaza I and II have maturity dates of October 2005 and December 2003, respectively. The first mortgage debt on Jackson Industrial and Maple Tree Shopping Center will expire in November 2000 and July 2009, respectively. The second mortgages secured by Park Plaza I and II, Morenci Professional Park and Maple Tree Shopping Center were extended on February 1, 1999 through August 1, 1999. The Registrant believes the Lender will again renew these loans in August 1999. The interest rate on these two second mortgages is the current prime rate plus 1.5%. The interest rate on this debt as of May 31, 1999 was 9.25%. The balance of the second mortgage debt on Park Plaza I and II and Morenci Professional Park as of May 31, 1999 is $212,178. The balance of the second mortgage debt on Maple Tree Shopping Center as of May 31, 1999 is $239,324.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of the mortgage debt as it matures.

Results of Property Operations

The results of operations of the Registrant's properties for the quarter ended May 31, 1999 and 1998 are detailed in the schedule below. Revenues and expenses of the Registrant are not presented:

                       Jackson       Maple Tree    Park Plaza      Morenci
                      Industrial   Shopping Center  I and II     Prof. Park
                      ----------   ---------------  --------     ----------
  1999
  ----
Revenues               $ 120,706       $149,796      $140,188      $135,645
Expenses                 212,787        118,261        79,481       131,433
                       ---------       --------      --------      --------
Net (Loss) Income      $ (92,081)      $ 31,535      $ 60,707      $  4,212
                       =========       ========      ========      ========

  1998
  ----
Revenues               $ 473,966       $157,075      $119,672      $132,885
Expenses                 364,395        118,259        84,872       107,387
                       ---------       --------      --------      --------
Net Income             $ 109,571       $ 38,816      $ 34,800      $ 25,498
                       =========       ========      ========      ========

At Jackson Industrial, revenues decreased significantly when comparing the quarter ended May 31, 1999 to the quarter ended May 31, 1998 due to termination and early lease cancellation fees received from a former major tenant during 2nd quarter 1998 and to the current decreased occupancy level at the property. Expenses decreased $151,608 due to decreases in management fees ($17,663), also due to the decreased occupancy level, repairs & maintenance-building ($22,300) for preventative roof repairs done in 1998, vacancy expense ($77,871) due to the refurbishment of the vacant suite and the resurfacing of the entrance lot in relation to the vacancy of the major tenant in 1998, and amortization expense ($31,312) also attributable to the write off of the former tenant alteration costs as fully-amortized assets in 2nd quarter 1998. These decreases were partially offset by an increase in other operating expenses ($3,001).

At Maple Tree Shopping Center revenues decreased $7,279 when comparing the quarter ending May 31, 1999 to the quarter ending May 31, 1998 due to decreases in common area maintenance income ($4,206) and bad debt recovery ($10,263). The debt recovery received in 2nd quarter 1998 related to amounts due from a prior tenant. These decreases were partially offset by increases in rental income ($2,895) and percentage rent income ($847). Expenses remained consistent when comparing the two quarters.

At Park Plaza I and II, revenues increased $20,516 when comparing the quarter ended May 31, 1999 to the quarter ended May 31, 1998. The increase in income can primarily be attributable to a prior year tax refund received in 2nd quarter 1999 ($14,252) and in increase in rental income due to higher rental rates. Operating expenses at Park Plaza I and II decreased $5,391 when comparing quarter ended May 31, 1999 to May 31, 1998. This decrease in expenses can be attributable to a decrease in real estate tax expense ($9,606), partially offset by an increase in payroll expense ($4,204). The decrease in tax expense is due to lower annual taxes as a result of prior year tax appeals and the increase in payroll is due to additional management staff.

At Morenci Professional Park, revenues increased $2,760 when comparing the quarter ending May 31, 1999 to the quarter ending May 31, 1998. The increase in income can primarily be attributed to an increase in rental income due to a slightly higher occupancy level than that of prior year. Expenses increased $24,046 when comparing the two quarters. The increase is attributable to increases in interest expense ($3,130), snow removal ($1,674), real estate tax expense ($6,709), payroll ($2,633), legal services ($3,029), vacancy expense ($4,259), and other operating expenses ($2,612). The increase in tax expense can be attributable to higher annual taxes for the property. Vacancy expenses have increased from that of prior year due to costs incurred to update vacant suites.

The occupancy levels at May 31, 1999, 1998 and 1997 are as follows:

                                                 Occupancy levels as of May 31,
         Property                               1999          1998          1997
         --------                               ----          ----          ----

Park Plaza I & II                                92%           96%           97%
Morenci Professional Park                        95%           93%           86%
Maple Tree Shopping Center                      100%          100%          100%
Jackson Industrial                               61%           39%          100%

Leasing activity for the quarter at Park Plaza I & II consisted of one new lease being signed for 2,340 square feet and two tenants vacating 7,040 square feet, this caused a net decrease in occupancy of 6% from that of 1st quarter 1999. At Park Plaza I and II, no tenant occupies more than 10% of the available space.

The second quarter leasing activity at Morenci Professional Park consisted of four new tenants leasing 7,200 square feet and four tenants vacating 7,200 square feet. Occupancy remained consistent from that of first quarter 1999. There are no major tenants occupying more than 10% of the space at this property.

At Maple Tree Shopping Center occupancy increased (4%) to 100% during the quarter. Leasing activity consisted of one tenant renewing their lease for 1,200 and one new lease being signed occupying 2,640 square feet. Two tenants occupy 18% and 42% of the available space with leases expiring April 30, 2000 and July 31, 1999, respectively. The Registrant has been notified that the tenant with the lease expiring July 1999 intends to renew.

At Jackson Industrial, occupancy remained at 61% from that of 1st quarter 1999. The property has two tenants who lease 61% of the available space. One of the tenants occupies 40% of the available space with a lease expiring July 2002. The other tenant occupies 21% with a lease expiring November 2001. Currently, the Registrant has two potential tenants who could occupy 18% & 21% of remaining available space. If the Registrant is successful, the property would be fully leased.

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

1999 Comparison

Revenues for the quarter ended May 31, 1999 and 1998 are $545,383 and $879,083, respectively. For the six month period ended May 31, 1999 and 1998 revenues are $1,080,699 and $1,464,773, respectively. For the quarter ended, revenues decreased $333,700 when comparing the two periods and for the six month period revenues decreased $384,074. The decrease in revenue, for both periods, can primarily be attributed to termination and early cancellation fees received at Jackson Industrial during 2nd quarter 1998 from a former major tenant, not received in 1999. In addition there were also decreases in common area maintenance income, bad debt recovery, and rental income. For the quarters ended May 31, 1999 and 1998 consolidated expenses were $571,588 and $692, 370 respectively. For the six month period ended May 31, 1999 and 1998, consolidated expenses were $1,152,676 and $1,257,605 respectively. For the quarter ended, consolidated expenses decreased $120,782 primarily due to decreases in interest expense ($4,435), depreciation/amortization expense ($37,013), real estate tax expense ($5,136), management fees ($16,863), repairs and maintenance related expenses ($29,033), other tax expense ($4,407), and vacancy related expenses ($73,397). These decreases were partially offset by increases in parking lot/landscaping ($12,209), office expenses ($7,199), payroll ($9,677), professional services ($15,089), and other operating expenses ($5,549). The decrease in depreciation/amortization, management fees, vacancy, and repairs & maintenance are all attributable to the former major tenant vacancy at Jackson Industrial in 1998, as mentioned in the property comparisons. The increase in parking lot/landscaping is due to exterior maintenance at Maple Tree Shopping Center. Office expenses increased from that of prior year due to computer hardware and software costs incurred in 1999. The increase in payroll is primarily due to additional staff at Park Plaza I & II, as also mentioned in the property comparisons.

For the six month period ended May 31, 1999 compared to the same period in 1998, consolidated expenses decreased $104,929 due to decreases in interest expense ($5,793), depreciation/amortization ($44,776), real estate tax expense
($14,198), management fees ($20,940), repairs and maintenance related expenses ($18,350), other taxes ($7,058) and vacancy expenses ($74,306). These decreases were partially offset by increases in parking lot/landscaping ($9,715), office expenses ($7,237), payroll ($4,613), professional fees ($19,300), and other operating expenses ($41,440). All increases and decreases have been explained earlier in the three month period comparison, and the cause remains consistent for the six month period, with the exception of the decrease in other tax which can be attributed to lower income tax at the partnership level and the increase in other operating expenses, which is primarily due to significant snow removal costs during 1st quarter 1999.

1998 Comparison

Revenues for the quarter ended May 31, 1998 and 1997 are $879,083 and $595,619, respectively. For the six month period ended May 31, 1998 and 1997 revenues are $1,464,773 and $1,183,784 respectively. For the quarter ended, revenues increased $283,464 when comparing the two periods and for the six month period, revenues increased $280,989. This increase in revenue can be attributed primarily to the termination and early cancellation fees received at Jackson Industrial, in addition to increases in common area maintenance income, bad debt recovery, and interest income. For the quarters ended May 31, 1998 and 1997 consolidated expenses were $692,366 and 575,100 respectively. For the six month period ended May 31, 1998 and 1997, consolidated expenses were $1,257,605 and $1,190,810 respectively. For the quarter ended, consolidated expenses increased $117,270 primarily due to increases in management fees ($14,385), repairs and maintenance ($17,151), vacancy expenses ($81,658), and amortization ($32,662), partially offset by decreases in interest expense ($15,240), depreciation ($3,757), and professional fees ($7,619). For the six month period ended May 31, 1998, compared to the same period in 1997, consolidated expenses increased $66,795 due to increases in management fees ($14,505), repairs and maintenance ($18,946), vacancy expenses ($88,083), painting/decorating ($3,500), water/sewer ($4,409), and amortization ($31,899). These increases were partially offset by decreases in interest expense ($33,136), snow removal ($21,062), professional fees ($38,607), and depreciation ($2,567).


Inflation

The effects of inflation did not have material impact upon the Registrant's operations in fiscal year 1998 and are not expected to materially affect the Registrant's operations in 1999.

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

Dated:  July 15, 1999                   NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
      -----------------
                                        BY:     NOONEY INVESTORS, INC.
                                                General Partner

                                        BY:     /s/ Gregory J. Nooney, Jr.
                                                --------------------------------
                                                Gregory J. Nooney, Jr.
                                                Vice Chairman

                                                /s/ Patricia A. Nooney
                                                --------------------------------
                                                Patricia A. Nooney
                                                President and Secretary

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