Form 10-Q
period 1999-08-31
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 1999-10-15
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ____________

                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended         August 31, 1999
                            ----------------------------------------------------

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
                                                   -----------------------------

                500 N. Broadway, Suite 1200, St. Louis, MO 63102
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

PART I
ITEM 1 - FINANCIAL STATEMENTS:
-----------------------------


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                    August 31,     November 30,
                                                       1999            1998
                                                    (Unaudited)
                                                    -----------    ------------

ASSETS:
     Cash and cash equivalents                     $    324,275    $    486,156
     Accounts receivable                                125,942         119,039
     Prepaid expenses and deposits                       95,334          55,880
     Investment property
         Land                                         1,886,042       1,886,042
         Buildings and improvements                  14,187,934      14,137,031
                                                   ------------    ------------
                                                     16,073,976      16,023,073
         Less accumulated depreciation                9,527,219       9,189,847
                                                   ------------    ------------
                                                      6,546,757       6,833,226
     Deferred expenses-At amortized cost                 27,488          80,303
                                                   ------------    ------------
                                                   $  7,119,796    $  7,574,604
                                                   ============    ============


LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable and accrued expenses         $    456,280    $    518,876
     Mortgage notes payable                           6,915,722       7,236,825
     Refundable tenant deposits                          97,717          80,086
                                                   ------------    ------------
                                                      7,469,719       7,835,787

Partners' Deficit                                      (349,923)       (261,183)
                                                   ------------    ------------

                                                   $  7,119,796    $  7,574,604
                                                   ============    ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                 ----------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                     Three Months Ended          Nine Months Ended
                                                   Aug. 31,      Aug. 31,      Aug. 31,      Aug. 31,
                                                     1999          1998          1999          1998
                                                   --------      --------      --------      --------

REVENUES:
     Rental and other income                     $   542,361   $   470,709   $ 1,623,040   $ 1,931,072
     Interest                                             15           553            33         4,964
                                                 -----------   -----------   -----------   -----------
                                                     542,376       471,262     1,623,073     1,936,036
EXPENSES:
     Interest                                        164,680       175,353       500,688       517,155
     Depreciation and amortization                   122,962       124,854       366,823       413,493
     Real estate taxes                                90,500        98,250       271,588       293,536
     Property management fees paid to
         American Spectrum Midwest                    26,733        23,913        79,353        97,471
     Reimbursement to American Spectrum Midwest
         for partnership management
         services and indirect expenses                7,500         7,500        22,500        22,500
     Insurance                                        16,613        10,775        38,999        34,974
     Parking Lot                                      18,140        18,526        54,013        40,584
     Repairs & Maintenance                            10,372         8,288        42,714        58,981
     Office - General                                 10,134         9,471        35,779        27,879
     Payroll                                          23,214        23,940        68,390        64,503
     Professional Services                            62,387        18,767       108,811        45,892
     Vacancy Expense                                   6,416        95,084        40,990       203,963
     Other operating expenses                           (512)       10,985        81,163        62,381
                                                 -----------   -----------   -----------   -----------
                                                     559,139       625,706     1,711,811     1,883,312
                                                 -----------   -----------   -----------   -----------

NET (LOSS) INCOME                                $   (16,763)  $  (154,444)  $   (88,740)  $    52,724
                                                 ===========   ===========   ===========   ===========

NET (LOSS) INCOME PER LIMITED
     PARTNERSHIP UNIT                            $     (1.38)  $    (12.74)  $     (7.32)  $      4.35
                                                 ===========   ===========   ===========   ===========

PARTNERS' EQUITY (DEFICIT):
     Beginning of Period                         $  (333,160)  $     5,410   $  (261,183)  $  (201,758)
     Net (Loss) Income                               (16,763)     (154,444)      (88,740)       52,724
                                                 -----------   -----------   -----------   -----------
     End of Period                               $  (349,923)  $  (149,034)  $  (349,923)  $  (149,034)
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



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------

                                                            Nine Months Ended
                                                           Aug. 31,    Aug. 31,
                                                             1999        1998
                                                             ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss) Income                                    $ (88,740)  $  52,724
     Adjustments to reconcile net (loss) income to
         net cash provided by operating activities:
             Depreciation and amortization                  366,823     413,493

         Changes in assets and liabilities:
             (Increase) Decrease in accounts receivable      (6,903)     36,345
             Increase in prepaid expenses and deposits      (39,454)   (133,702)
             Decrease (Increase) in deferred expenses        25,559      (6,502)
             Increase in refundable tenant deposits          17,631       3,159
             (Decrease) Increase in accounts payable
                  and Accrued expenses                      (62,596)     82,628
                                                          ---------   ---------

             Total Adjustments                              301,060     395,421
                                                          ---------   ---------

             Net cash from operating activities             212,320     448,145
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                       (53,098)    (55,187)
                                                          ---------   ---------

             Net cash used in investing activities          (53,098)    (55,187)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                    (321,103)   (293,878)
                                                          ---------   ---------

             Net cash used in financing activities         (321,103)   (293,878)
                                                          ---------   ---------

NET (DECREASE)INCREASE IN CASH
AND CASH EQUIVALENTS                                       (161,881)     99,080
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, beginning of period              486,156     448,898
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, end of period                  $ 324,275   $ 547,978
                                                          =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION - Cash paid during period for
          interest                                        $ 500,688   $ 517,155
                                                          =========   =========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

              THREE AND NINE MONTHS ENDED AUGUST 31, 1999 AND 1998
              ----------------------------------------------------


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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at August 31, 1999 and for all periods presented have been made. The results of operations for the three-month and nine-month period ended August 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest (formerly Nooney, Inc.), a wholly-owned subsidiary of CGS Real Estate Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The income (loss) per limited partnership unit for the three and nine months ended August 31, 1999 and 1998 was computed based on 12,000 units, the number of units outstanding during the periods.

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of August 31, 1999 is $324,275, a decrease of $161,881 from year ended November 30, 1998. The decrease in cash can primarily be attributed to a lower occupancy level at Jackson Industrial, therefore creating a decrease in revenues. Cash produced from operating activities for the nine months ended August 31, 1999 was $212,320. Capital additions in the amount of $53,098 and payments on mortgage notes of $321,103 were made during the first three quarters of 1999. The Registrant plans to maintain adequate cash reserves and fund capital expenditures from operations during the remainder of 1999. The capital expenditures by property anticipated for the balance of 1999 are as follows:

                                    Leasing Capital  Other Capital      Total
                                    ---------------  -------------      -----

     Park Plaza I & II                 $20,430         $     0         $20,430
     Maple Tree Shopping Center              0               0               0
     Jackson Industrial                      0          18,500          18,500
     Morenci Professional Park           8,400               0           8,400
                                       -------         -------         -------
                                       $28,830         $18,500         $47,330
                                       =======         =======         =======

Leasing Capital at Park Plaza I & II and Morenci Professional Park will fund tenant alterations for both new and renewal tenants. Other Capital at Jackson Industrial will be for separating suite utilities and updating exterior entrance. The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

The first mortgage debt on Morenci Professional Park and Park Plaza I & II have maturity dates of October 2005 and December 2003, respectively. The first mortgage on Jackson Industrial and Maple Tree Shopping Center expire in November 2000 and July 2009, respectively. The second mortgages secured by Park Plaza I & II, Morenci Professional Park and Maple Tree Shopping Center were extended in August 1999 and will expire in February 2000. The Registrant anticipates the lender will continue to renew these loans on a semi-annual basis. The interest rate on these two second mortgages is the current prime rate plus 1.5%. The interest rate on this debt as of August 31, 1999, was 9.5%. The balance of the second mortgage debt on Park Plaza I & II and Morenci Professional Park as of August 31, 1999, is $208,845. The balance of the second mortgage debt on Maple Tree Shopping Center as of August 31, 1999, is $235,700.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of the mortgage debt as it matures.

Results of Property Operations
------------------------------

The results of operations of the Registrant's properties for the quarter ended August 31, 1999 and 1998 are detailed in the schedule below. Revenues and expenses of the Registrant are not presented:

                                Jackson    Maple Tree     Park Plaza    Morenci
                              Industrial Shopping Center   I and II   Prof. Park
                              ---------- ---------------  ----------  ----------
      1999
      ----
Revenues                       $ 120,722     $ 150,872    $ 123,648    $ 139,424
Expenses                         199,124       109,105       69,192      112,821
                               ---------     ---------    ---------    ---------
Net (Loss) Income              $ (78,402)    $  41,767    $  54,456    $  26,603
                               =========     =========    =========    =========

      1998
      ----
Revenues                       $  73,866     $ 142,664    $ 122,315    $ 139,399
Expenses                         299,879       115,942       76,649      114,892
                               ---------     ---------    ---------    ---------
Net (Loss) Income              $(226,013)    $  26,722    $  45,666    $  24,507
                               =========     =========    =========    =========

The operating results at Jackson Industrial reflect an increase in revenue when comparing the quarter ended August 31, 1999 to the quarter ended August 31, 1998. This increase of $46,856 is primarily due to a rise in the occupancy level, than that of prior year. Expenses decreased $100,755 when comparing the two quarters. This decrease was primarily due to a decrease in vacancy related expenses from that of prior year ($89,509). In addition to the lower vacancy expenses, there was also a decrease in advertising ($3,879) and repairs & maintenance related expenses ($4,648).

At Maple Tree Shopping Center, revenues increased when comparing the two periods. This increase of $8,208 is due to slight increases in rental revenue, common area maintenance reimbursements, and tax revenue. Expenses for the quarter ended August 31, 1999, decreased $6,837 when compared to the quarter ended August 31, 1998. This decrease can primarily be attributed to a decrease in interest expense ($2,616) and legal services ($5,170).

Revenues at Park Plaza I & II were relatively stable when comparing quarter ended August 31, 1999 to 1998, reflecting only a $1,333 increase primarily due to increased rental rates. Expenses decreased when comparing the two quarters by $7,457 due mainly to decreases in interest and real estate tax expense.

The results of operations at Morenci Professional Park remained relatively stable when comparing the third quarters from 1999 to 1998. Revenues remained consistent and expenses decreased $2,071. The decreased expenses is a result of decreases in interest ($3,043) and depreciation/amortization ($6,451). These decreases were partially offset by increases in repairs and maintenance related expenses ($2,485) and various other operating expenses ($4,900).

The occupancy levels of the Registrant's properties at August 31, 1999, 1998 and 1997 are as follows:

                                               Occupancy levels as of August 31,
         Property                                1999        1998        1997
         --------                                ----        ----        ----
Park Plaza I & II                                 92%         98%         98%
Morenci Professional Park                         93%         94%         91%
Maple Tree Shopping Center                       100%        100%        100%
Jackson Industrial                                61%         39%        100%

At Park Plaza I & II, occupancy remained consistent during the quarter. Leasing activity consisted of the renewal of three tenants occupying 12,120 square feet. At Park Plaza I & II no tenant occupies more than 10% of the available space.

At Morenci Professional Park, occupancy remained stable at 93% during the quarter. Leasing activity consisted of the Registrant entering into a new lease with one new tenant for 1,200 square feet, renewing two tenants in 8,400 square feet, while one tenant in 1,200 square feet vacated their space. No tenant occupies more than 10% of the available space at Morenci Professional Park.

At Maple Tree Shopping Center, occupancy remained at 100% throughout the quarter. Leasing activity during the quarter consisted of two tenants renewing their leases for a total of 35,648 square feet. The property has two major tenants who occupy approximately 18% and 42% of the available space with lease expirations of April 30, 2000 and July 31, 2004, respectively.

Jackson Industrial remained 61% occupied during the quarter. The property has two tenants who lease 61% of the available space. One of the tenants occupies 40% of the available space with a lease expiring July 2002. The other tenant occupies 21% with a lease expiring November 2001. Currently, the Registrant has had preliminary discussions with two potential tenants who could occupy 18% & 21% of remaining available space. If the Registrant is successful, the property would be fully leased.

The Registrant reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. The Registrant considers a history of operating losses or a change in occupancy to be primary indicators of potential impairment. The
Registrant deems the Property to be impaired if a forecast of undiscounted future operating cash flows directly related to the Property, including disposal value, if any, is less than its carrying amount. If the Property is determined to be impaired, the loss is measured as the amount by which the carrying amount of the Property exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimated of fair value is based on the best information available, including prices for similar properties or the results of valuation techniques such as discounting estimated future cash flows. Considerable management judgement is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates.

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

1999 Comparisons
----------------

Revenues for the quarter ended August 31, 1999 and 1998 are $542,376 and $471,262, respectively. For the nine month period ended August 31, 1999 and 1998, revenues are $1,623,073 and $1,936,036, respectively. For the quarter ended, revenues increased $71,114 when comparing August 31, 1999 to 1998 and for the nine month period ended revenues decreased $312,963 when compared to prior year. The increase in consolidated revenues for the three month periods can be attributed to increases in rental revenue ($59,103), miscellaneous revenues ($6,108), common area maintenance reimbursements ($2,602), and real estate tax reimbursement ($2,840). The increase in rental revenue is primarily due to the increased occupancy level at Jackson Industrial from that of same quarter in the prior year. The significant decrease in consolidated revenues for the nine month period can be attributed to decreases in miscellaneous revenues ($141,010), rental revenue ($151,248), common area maintenance reimbursements ($14,456), interest revenue ($4,931), and debt recovery ($6,663). These decreases in revenue were partially offset by an increase in percentage rent ($3,730). Both the decrease in miscellaneous and rental revenue are due to termination and early cancellation fees received at Jackson Industrial during second quarter 1998 from a former major tenant. These fees were not received during 1999 and Jackson Industrial has yet to become fully leased as it was in early 1998. The decrease in common area maintenance reimbursements is primarily due to lower reimbursable expenses reflected at Morenci Professional Park ($12,488). The decrease in debt recovery can be attributed to the lack of recovery in 1999 at Maple Tree Shopping Center compared to the collection of previously written off rents in 1998.

As of August 31, 1999 and 1998 consolidated expenses for the quarter ended were $559,139 and $625,706, respectively. For the nine month period ended August 31, 1999 and 1998 consolidated expenses were $1,711,811 and $1,883,312, respectively. For the quarter ended, expenses decreased $66,567. This decrease can primarily be attributed to decreases in interest expense ($10,673), real estate tax ($7,750), vacancy related expenses ($88,668), and other operating expenses ($11,497). These decreased expenses were partially offset by increases in management fee expense ($2,820), insurance ($5,838), and professional services ($43,620). The decrease in interest expense is due to a decreased principal balance outstanding. The decreased real estate tax expense is due to lower annual tax at Park Plaza I & II. The vacancy expense decrease can be attributed to the costs incurred in 1998 in relation to the former major tenant at Jackson Industrial, as previously mentioned. These costs were not necessary in 1999. The decrease in other operating expenses is primarily due to reduced costs and the write off of a previously disputed liability ($9,804). The increase in professional services is primarily due to appraisals performed at all the properties within the partnership and related professional costs. For the nine month period ending August 31, 1999, expenses decreased $171,501. This was primarily due to decreases in interest ($16,467), depreciation/amortization expense ($46,670), real estate tax expense ($21,948), management fees ($18,118), repairs and maintenance related expenses ($16,267), and vacancy related expenses ($162,973). These decreases were partially offset by increases in insurance ($4,025), parking lot ($13,429), office related expenses ($7,900), payroll ($3,887), professional services ($62,919), and other operating expenses ($18,782). The decreases in interest, real estate tax, and vacancy expenses, as well as the increase in professional services have been addressed in the above three month expense comparison. The decrease in depreciation and amortization is due to equipment and leasehold improvements becoming fully depreciated and amortized during 1998 and not requiring depreciation in 1999 The lower management fee expense is directly related to the lower year to date income in 1999 when compared to that of prior year. The decrease in repairs and maintenance is primarily due to repair costs in 1998 at Jackson Industrial associated with the vacating of previously mentioned major tenant. These costs were also not necessary in 1999. The increase in parking lot is primarily due to parking lot landscaping improvements at Maple Tree Shopping Center incurred in second quarter 1999. Office related expenses increased from prior year due to computer hardware and software costs incurred in 1999. The increase in other operating expense is primarily due to the increased amount of snow removal necessary in first quarter 1999 than that of prior year, due to harsh weather conditions.

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

              See Exhibit Index on Page 13

         (b) Reports on Form 8-K

              None



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    October 15, 1999              NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
      -----------------------

                                        By:   NOONEY INVESTORS, INC.
                                              General Partner

                                        By:   /s/ Gregory J. Nooney, Jr.
                                              --------------------------
                                              Gregory J. Nooney, Jr.
                                              Vice Chairman

                                        By:   /s/ Patricia A. Nooney
                                              ----------------------
                                              Patricia A. Nooney
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