Form 10-K
period 1999-11-30
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 2000-02-28
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K
(Mark One)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended          November 30, 1999
                          ------------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                               -----------------    ----------------------------


                         Commission file number    0-10287
                                                -------------


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Missouri                                            43-1182535
----------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S/ Employer
incorporation or organization)                            Identification No.)

One Memorial Drive, St. Louis, Missouri                            63102
---------------------------------------------             ----------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code      (314) 206-4600
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

   X Indicate by check mark if disclosure of delinquent filers pursuant to Item --- 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 1, 2000, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $12,000,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units issued and outstanding on February 1, 2000, excluding the number of units beneficially owned by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any other purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

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

The  Registrant  has  no  employees.   Property   management  services  for  the
Registrant's investment properties are provided by American Spectrum Midwest (formerly Nooney, Inc.), an affiliate of the General Partners.

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the corporate general partner of the Registrant, is in the process of developing a plan pursuant to which the properties owned by the Registrant would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquiror would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquiror which would be listed on a national securities exchange or the NASDAQ national market system.

The Registrant's participation in this plan will require the consent of its limited partners. The plan and the benefits and risks thereof will be described in detail in a registration statement filed under the Securities Act of 1933 and solicitation material to be provided to limited partners in connection with the solicitation of the consent of the limited partners.

The plan described above is in the preliminary stages and there can be no assurances that such plan will be consummated.

ITEM 2:  PROPERTIES
-------------------

On October 3, l979, the Registrant purchased the Maple Tree Shopping Center ("Maple Tree") located at the corner of Clayton and Clarkson Roads in West St. Louis County, Missouri. Constructed in l974 of steel and masonry block, Maple Tree contains approximately 72,000 net rentable square feet and is located on a
7.8 acre site which provides paved parking for 366 cars. The purchase price of Maple Tree was $3,184,053. Maple Tree was 100% leased by 18 tenants at November 30, 1999.

On October 15, l980, the Registrant purchased Park Plaza I & II, ("Park Plaza") an office/warehouse center located at 5707-5797 Park Plaza Court in Indianapolis, Indiana. Park Plaza consists of two one-story, concrete block buildings. Park Plaza I was built in l975 and Park Plaza II in l979. Park Plaza is located on a 9 acre site which provides paved parking for 150 cars. The purchase price of Park Plaza was $2,411,163. The buildings contain a total of approximately 95,000 net rentable square feet and were 98% leased by 27 tenants at November 30, 1999.

On March 27, l981, the Registrant purchased Morenci Professional Park Buildings A, B, C, D & G ("Morenci"), an office/warehouse complex located at 62nd Street and Guion Road in Indianapolis, Indiana. Morenci consisted of five one-story, masonry buildings located on a 13.35 acre site. Buildings A, B, C & D were built in l975 and building G was built in l979. The total purchase price, excluding Building G, of Morenci was $3,009,924. On November 14, 1991, Building G was sold to a party unaffiliated with the Registrant. The remaining buildings contain a total of approximately 105,600 net rentable square feet and were 92% leased by 48 tenants at November 30, 1999.

On March 27, l981, the Registrant purchased the Jackson Industrial Building A ("Jackson Warehouse"), a warehouse building located at Post Road and 30th Street in Indianapolis, Indiana. Jackson Warehouse is a one-story, masonry building and is located on a 21.87 acre site. The building, originally constructed in l976 and subsequently expanded in l980, contains approximately 320,000 net rentable square feet. The purchase price of Jackson Warehouse was $6,089,929. Jackson Warehouse was 61% leased by 2 tenants at November 30, 1999.

Reference is made to Note 3 to Notes to Financial  Statements  filed herewith as
Exhibit 99.3 for a description of the mortgage indebtedness secured by the Registrant's real property investments. Reference is also made to Note 6 to Notes to Financial Statements for a discussion of revenues derived from major tenants.



The following table sets forth certain information as of November 30, 1999, relating to the properties owned by the Registrant.


                                                    AVERAGE
                                                   ANNUALIZED
                                   TOTAL            EFFECTIVE          PER-          PRINCIPAL TENANTS
                      SQUARE    ANNUALIZED        BASE RENT PER        CENT    OVER 10% OF PROPERTY BASE RENT      LEASE
PROPERTY               FEET      BASE RENT         SQUARE FOOT        LEASED            REVENUES (%)             EXPIRATION
--------              ------    ----------        -------------       ------   ------------------------------    ----------

Jackson Warehouse    320,000     $ 466,200            $2.41             61%    Von Duprin, Inc. (43%)               2001
                                                                               Paper Manufacturers (57%)            2002

Morenci              105,600     $ 421,380            $4.33             92%    None

Maple Tree            72,000     $ 481,833            $6.68            100%    Schnucks Super Markets (31%)*        2004
                                                                               Super X Drugs (10%)**                2005

Park Plaza            95,000     $ 518,865            $5.55             98%    TRC Corp. (11%)                      2004
                                                                               US Miniature Lamp, Inc. (10%)        2001



*     Space subleased to DeBasio Furniture
**    Space subleased to Medicine & More

ITEM 3:  LEGAL PROCEEDINGS
--------------------------

The Registrant is not a party to any material pending legal proceedings.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
         MATTERS
         -------

As of February 1, 2000, there were 889 record holders of units of Limited Partnership Interest in the Registrant. There is no public market for the Interests and it is not anticipated that a public market will develop.

There were no cash distributions paid to the Limited Partners during fiscal 1998 or fiscal 1999.

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------


                                                                                Years Ended November 30,
                                                        --------------------------------------------------------------------
                                                            1999          1998          1997          1996          1995
                                                                    (Not covered by independent auditors' report)

Rental and other income                                 $ 2,150,405   $ 2,417,980   $ 2,424,206   $ 2,301,696   $ 2,331,934

Net income (loss)                                          (158,010)      (59,425)       88,364        16,926        54,444

Data per limited partnership unit:

  Net income (loss)                                          (13.04)        (4.90)         7.29          1.40          4.49

Weighted average limited partnership units outstanding       12,000        12,000        12,000        12,000        12,000

At year-end:

  Total assets                                            9,427,232     7,574,604     7,906,122     8,354,094     8,440,165

  Investment property - net                               6,439,039     6,833,226     7,210,295     7,459,116     7,515,411

  Mortgage notes payable                                  9,387,057     7,236,825     7,633,066     7,999,107     8,331,643

  Deficiency in assets                                     (419,193)     (261,183)     (201,758)     (290,122)     (307,048)


See Item 7:  Management's Discussion and Analysis for discussion of comparability of items.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

Liquidity and Capital Resources
-------------------------------

Cash reserves as of November 30, 1999, are $2,572,203, an increase of $2,086,047 from year ended November 30, 1998. The increase in cash can primarily be attributed to the new financing obtained for three of the Registrant's properties. The previous mortgage indebtedness was paid in full with the proceeds of the new mortgage agreements. The utilization of the remaining portion of the proceeds from the refinancing is being reviewed by the general partners to provide for future anticipated needs of the Registrant. The Registrant plans to maintain adequate cash reserves and to fund anticipated capital expenditures in 2000. The anticipated capital expenditures by property are:

                                 Other Capital   Leasing Capital      Total
                                 -------------   ---------------      -----

Park Plaza                          $ 82,149        $ 29,090        $111,239
Morenci                              140,698          27,072         167,770
Maple Tree                           370,800             -0-         370,800
Jackson Warehouse                     15,000         244,608         259,608
                                    --------        --------        --------
                                    $608,647        $300,770        $909,417

Other capital at Park Plaza, Morenci and Maple Tree will be funded by the cash reserves for such improvements from the new loan agreements. Other capital at Jackson Warehouse will be funded from operations. Leasing capital at all four of the Registrant's properties will be funded from operations. Jackson Warehouse's future funding for leasing capital is based upon anticipated higher occupancy levels.

At all four of the Registrant's properties, leasing capital has been budgeted to fund tenant alternations and lease commissions for new and renewal leases to be signed during the year. At Morenci the Registrant has budgeted other capital for upgrading the exterior lighting, asphalt overlay of the east section of the lot, replacement of concrete sidewalks, ADA (American Disabilities Act) compliance, and asphalt sealing. At Park Plaza the Registrant has budgeted other capital for replacement of the porch canopies, roof repairs, exterior masonry and painting, and parking lot sealing and striping. At Maple Tree Shopping Center other capital has been budgeted for replacement of a section of the roof, overlaying the rear and main drives of the center, ADA (American Disabilities Act) compliance, and canopy renovation. At Jackson Warehouse other capital has been budgeted for separation of utilities and building of a new entrance in the event the vacant space needs to be further subdivided.

On November 30, 1999, the Registrant refinanced the debt on three of its properties. A new note with a balance of $5,721,083 secured by Park Plaza I and II, Morenci, and Maple Tree was obtained. In addition, the lender held back $628,917 for specified capital improvements. This money will be drawn upon by the Registrant as needed. The refinancing will result in a total mortgage for the above-mentioned properties of $6,350,000. The note bears interest at a rate of 9.01% per annum and calls for monthly installments of $57,348 including both interest and principal, through December 2004. The first mortgage debt on

Jackson Warehouse has a balance due of $3,665,974 and a maturity date of November 2000. The interest rate on the debt is 9.31%. The Registrant intends to renew the Jackson note payable under similar terms.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of mortgage debt as it matures.

Results of Operations
---------------------

The results of operations for the Registrant's properties for the years ended November 30, 1999, 1998, and 1997 are detailed in the schedule below. Expenses of the Registrant are excluded.

                               Jackson
                              Warehouse    Maple Tree   Park Plaza    Morenci
                              ---------    ----------   ----------    -------
         1999
         ----

Revenues                    $   486,226   $   579,848  $   518,807  $   528,030
Expenses                        817,433       499,735      304,485      503,551
                            -----------   -----------  -----------  -----------

    Net (Loss) Income       $  (331,207)  $    80,113  $   214,322  $    24,479
                            ===========   ===========  ===========  ===========


         1998
         ----

Revenues                    $   835,944   $   591,382  $   484,736  $   530,493
Expenses                      1,130,028       469,852      286,508      455,275
                            -----------   -----------  -----------  -----------

    Net (Loss) Income       $  (294,084)  $   121,530  $   198,228  $    75,218
                            ===========   ===========  ===========  ===========


         1997
         ----

Revenues                    $   867,895   $   564,370  $   484,872  $   505,086
Expenses                        861,781       465,257      330,272      522,937
                            -----------   -----------  -----------  -----------

    Net Income (Loss)       $     6,114   $    99,113  $   154,600  $   (17,851)
                            ===========   ===========  ===========  ===========


1999 Property Comparisons
-------------------------

At Jackson Warehouse, for the year ended 1999 revenues decreased compared to 1998 due to a decrease in base rental revenues of $181,920 as a result of the consistent lower occupancy level than that reflected for the majority of 1998. A decrease was also reflected in miscellaneous income ($161,522) due to termination fees received only in 1998. Expenses decreased substantially ($312,595) due to decreases in repairs and maintenance-building ($37,000), real estate tax ($19,917), management fees ($17,486), vacancy expenses ($186,475), interest expense ($39,408), and amortization expense ($31,203). These decreases were partially offset by increases in insurance ($3,837), payroll ($2,490), legal fees ($5,500), and various other operating expenses ($7,067). The decrease in repairs and maintenance-building can be attributed to preventive roof repairs done in 1998, not necessary in 1999. Vacancy expense was higher in 1998 due to the cost associated with the clean up and refurbishing of the significant space vacated in 1998. Management fee expense is lower when compared to that of the prior year due to related lower revenues. The decrease in interest expense can be attributed to declining principal balances.

At Maple Tree, revenues decreased ($11,534) due to decreases in percentage rent ($9,358), common area maintenance reimbursement ($4,442), and real estate tax revenues ($4,601). These decreases were partially offset by an increase in base rental revenue ($7,314). Expenses at Maple Tree increased ($29,883) when compared to year-end 1998. Increases were reflected in landscaping expense
($5,806), real estate tax ($10,892), and interest expense ($13,846). The increase in real estate tax expense is due to higher annual taxes in 1999. Interest penalties to pay off old mortgages prior to obtaining the new mortgage resulted in the increased interest expense.

At Park Plaza I and II revenues increased $34,071 when compared to the prior year end. Base rental revenues increased ($23,319), and miscellaneous revenues increased in the amount of ($14,252). These increases were partially offset by decreases in common area maintenance and real estate tax revenues. Expenses increased $17,977 due to snow removal ($15,674), real estate tax expense ($14,383), and other operating expenses ($1,049). These increases were partially offset by decreases in repairs and maintenance-electrical ($7,475), and vacancy related expenses ($5,654). Real estate tax expense was lower in 1998 due to a refund received and recorded in 1998.

At Morenci Professional Park revenues decreased $2,463 when comparing the year ended 1999 to the year ended 1998. The decrease in revenues is primarily due to a decrease in common area maintenance reimbursement revenues ($10,090), partially offset by an increase in base rental revenue ($7,941). Expenses increased $48,276 primarily due to increases reflected in plumbing repairs ($6,200), repairs and maintenance electrical service ($3,608), snow removal ($14,951), real estate tax expense ($13,593), and various other operating expenses ($9,924). The increase in the real estate tax expense can be attributed to higher annual taxes billed to the property in 1999.

The occupancy levels at November 30 are as follows:

                                            Occupancy rates at November 30
                                               1999      1998      1997
                                               ----      ----      ----

         Park Plaza                             98%       95%       97%
         Morenci                                92%       94%       93%
         Maple Tree                            100%      100%      100%
         Jackson Warehouse                      61%       61%      100%

For the year ended November 30, 1999, Jackson Warehouse had two tenants who leased 61% of the available space. One of the tenants occupied 40% of the space on a lease which expires in July 2002. The other tenant occupied 21% of the space on a lease which expires in November 2001. There was no leasing activity in 1999. Effective December 1, 1999, the Registrant negotiated a lease amendment through February 29, 2000 for 125,464 square feet (39%) with the tenant who had previously occupied 21% of the available space. The tenant will be occupying additional space starting in March 2000 (at which time the tenant will occupy 51% of the available space). The Registrant has signed a short-term lease with a new tenant who will occupy 56,800 square feet (18%) from December 1, 1999, through February 29, 2000. As of March 2000, when additional space will become available due to the expiration of the short-term lease, the tenant whose lease amendment terminates on February 29, 2000, will expand and occupy an additional 39,736 square feet. This will leave the property with a 9% vacancy.

Maple Tree remained 100% occupied during the fourth quarter of 1999. During the quarter, two tenants signed new leases for 2,700 square feet, and two tenants vacated a total of 2,700 square feet. During all of 1999, the Registrant signed three new leases for 5,340 square feet, three tenants renewed their leases for 36,848 square feet, and three tenants vacated 5,340 square feet. The center has two major tenants who occupy 18% and 42% of the available space. Their leases have expiration dates of April 30, 2005 and July 31, 2004, respectively.

Occupancy at Park Plaza was 98% at the end of the fourth quarter of 1999. During the fourth quarter, two tenants signed new leases for 12,600 square feet;and one tenant renewed its lease for 3,600 square feet. During 1999 four tenants signed new leases for 17,400 square feet; five tenants renewed their leases for 18,180 square feet; and two tenants vacated 10,640 square feet. At Park Plaza one tenant occupies 10% of the total space, with a lease expiring August 2004.

Occupancy at Morenci Professional Park was 92% as of November 30, 1999. During the fourth quarter, one tenant signed a new lease for 1,200 square feet; two tenants renewed their leases for 3,600 square feet; and two tenants vacated 4,800 square feet. During all of 1999, nine tenants signed new leases for 12,000 square feet; four tenants renewed their leases for 12,000 square feet; and six tenants vacated 14,400 square feet. No tenant occupies more than 10% of the total space.

The Registrant reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. The Registrant considers a history of operating losses or a change in occupancy to be primary indicators of potential impairment. The
Registrant deems the Property to be impaired if a forecast of undiscounted future operating cash flows directly related to the Property, including disposal value, if any, is less than its carrying amount. If the Property is determined to be impaired, the loss is measured as the amount by which the carrying amount of the Property exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar properties or the results of valuation techniques such as discounting estimated future cash flows. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates.

Year 2000 issues
----------------

Information Technology Systems
------------------------------

The Registrant did not experience any information technology hardware or software disruptions or failure as a result of the Year 2000. Subsequent to December 31, 1999, the Registrant's "IT" systems have continued to operate, as normally, at the management office and all four of the Registrant's properties.

Non-Information Technology Systems
----------------------------------

All non-information systems at the Registrant's four properties did not experience any disruptions or failures as a result of the Year 2000. These systems included elevators, heating, ventilating, air conditioning (HVAC) systems, and locks. These and other like systems continue to operate as normal in the year 2000.

The Registrant did not separately track internal costs related to the Year 2000 issue. The changing of the century did not have a material impact on the Registrant's financial condition or results of its operations.

Material Third Parties' Systems Failures
----------------------------------------

The Registrant did not experience any material impact related to third party system failures for the Year 2000 issue at any of its four properties. Payments from tenants did not appear to be delayed due to the Year 2000 conversion. The Registrant remains confident that no third party material issues will arise in the future.

1999 Comparisons
----------------

For the year ended November 30, 1999, consolidated revenues were $2,150,447 compared to $2,423,480 for the year ended November 30, 1998. The decrease in revenues of $273,033 can primarily be attributed to the loss of revenues at Jackson Warehouse due to lower occupancy level throughout the year when compared to that of the prior year.

Consolidated expenses for the year ended November 30, 1999, were $2,280,827 as compared to $2,482,905 for the year ended November 30, 1998. Consolidated expenses decreased $202,078. The decrease is primarily attributable to decreases in vacancy and other expenses at the Jackson Warehouse. In 1998, a significant amount of expense was incurred to prepare the property for re-leasing after the vacating of a former major tenant. During 1999 this expense was not necessary since the space was rehabilitated in 1998. Net loss for the year ended November 30, 1999, was $158,010 compared to a net loss of $59,425 for the year ended November 30, 1998. This decrease of $98,585 resulted in a net loss per partnership unit of $13.04 compared to net loss per limited partnership unit of $4.90 for the year ended November 30, 1998. Net cash used in operating activities for the year ended November 30, 1999 was ($4,207). The Registrant was able to fund capital expenditures of $59,978 and make payments on previously existing notes payable of $395,283 during 1999.

1998 Comparisons
----------------

For the year ended November 30, 1998, consolidated revenues were $2,423,480 compared to $2,434,123 for the year ended November 30, 1997. On a consolidated basis, revenues were fairly steady, decreasing $10,643 or less than 1%.

Consolidated expenses for the year ended November 30,1998, were $2,482,905 as compared to $2,345,759 for the year ended November 30, 1997. Consolidated expenses increased 6% or $137,146. The increase is mainly attributable to an increase in vacancy expense at the Jackson Warehouse. This expense was due to the clean up of the interior of the space vacated by the large tenant during the year and prepare this space and the exterior of the building for re-leasing. Net income for the year ended November 30, 1998, was a net loss for the year of $59,425 as compared to net income of $88,364 for the year ended November 30, 1997. This decrease resulted in a net loss per limited partnership unit of $4.90 compared to net income per limited partnership unit of $7.29 for the year ended November 30, 1997. Cash flow provided by operating activities for the year ended November 30, 1998 was $543,644. The Registrant was able to fund capital expenditures of $110,145 and reduce loan balances by $396,241 during 1998.

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal years 1997, 1998, and l999, and are not expected to materially affect the Registrant's operation in 2000.

Interest Rates
--------------

Interest rates on floating rate debt fluctuated throughout 1999. All debt of the Registrant is now at a fixed rate, therefore, future increases in the prime interest rate will not affect operations of the Registrant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Registrant considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Registrant had no holdings of derivative financial or commodity instruments at November 30, 1999. A review of the Registrant's other financial instruments and risk exposures at that date revealed that the Registrant had no exposure to interest rate risk due to the payoff of the second mortgage debt. Interest rates are not anticipated to affect the Registrant's financial position, results of operations or cash flows.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Financial Statements of the Registrant are filed herewith as Exhibit 99.3 and are incorporated herein by reference (see Item 14(a)(1)). The supplementary financial information specified by Item 302 of Regulation S-K is provided in
Item 7.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The Registrant has two General Partners. The background and experience of the General Partners are as follows:

The General Partner of the Registrant responsible for all aspects of the Registrant's operations is Nooney Investors, Inc., a Missouri corporation. Nooney Investors, Inc., a wholly-owned subsidiary of S-P Properties, Inc., was formed in June 1979 for the purpose of being a general and/or limited partner in the Registrant and other limited partnerships.

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

On October 31, 1997, Nooney Company sold its wholly-owned subsidiary, Nooney Investors, Inc., the corporate general partner of the Registrant to S-P Properties, Inc., a California corporation, which in turn is a wholly-owned subsidiary of CGS, a Texas corporation. Simultaneously, Gregory J. Nooney, Jr., an individual general partner and PAN, Inc., a corporate general partner, sold their economic interests in the Registrant to S-P Properties, Inc. and resigned as general partners.

ITEM 11: EXECUTIVE COMPENSATION
-------------------------------

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

During fiscal l999, there were no cash distributions paid to the General Partners by the Registrant.

See Item 13 below for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners.

   Title             Name of                 Amount and Nature of   Percentage
 of Class        Beneficial Owner             Beneficial Ownership   of Class
 --------        ----------------            ---------------------  ----------

 Limited         Liquidity Fund XI                 10 Units            0.08%
Partnership      Liquidity Fund XVI                 3 Units            0.02%
 Interests       Liquidity Fund
                    Growth+ Partners               45 Units            0.38%
                 Liquidity Fund
                    Income-Growth Investors        38 Units            0.32%
                 Liquidity Fund Tax
                    Exempt Partners II            298 Units            2.48%
                 Liquidity Fund 73, L.P.          142 Units            1.18%
                 Liquidity Fund 74, L.P.          256 Units            2.13%
                 Liquidity Fund Tax Exempt
                    Partners III                   14 Units            0.12%
                 Liquidity Fund Qualified Plan
                    Investors II                   50 Units            0.42%

The aggregate amount beneficially owned by the above listed reporting persons totals 856 Units, or 7.13% of the outstanding interests of the Registrant. The sole general partner of each of the above reporting persons is Liquidity Financial Group, L.P., a California limited partnership, which is located at 4457 Willow Road, Suite 102, Pleasanton, California 94588. Voting and dispositive power is exercised on behalf of each reporting person by its general partner.

 Limited         CGS Real Estate Company          648 Units            5.4%
Partnership
 Interests

CGS is located at 2424 S.E. Bristol Street, Newport Beach, California  92660.

b)  Security Ownership of Management.

None of the General Partners is known to the Registrant to be the beneficial owner, either directly or indirectly, of any Interests in the Registrant.

(c)  Changes in Control.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

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

American Spectrum Midwest (formerly Nooney, Inc.), the manager of the Registrant's properties, is a wholly-owned subsidiary of CGS, an affiliate of the General Partner. American Spectrum Midwest (formerly Nooney, Inc.) is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus administrative expenses. During fiscal 1999 the Registrant paid property management fees of $105,322 to American
Spectrum Midwest (formerly Nooney, Inc.) and $30,000 as reimbursement for indirect expenses incurred in connection with management of the Registrant.

See Item 11 above for a discussion of cash distributions paid to the General Partners during fiscal l999.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during fiscal 1999 in connection with various transactions.

(c) Indebtedness of Management.

Not Applicable.

(d) Transactions with promoters.

Not Applicable.

                                     PART IV
                                     -------


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

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


                                       NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                                       Nooney Investors, Inc.
                                       General Partner



Date:      February 28, 2000           By:/s/ William J. Carden
      -----------------------------    -----------------------------------------
                                          William J. Carden
                                          Chairman of the Board and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:      February 28, 2000           By:/s/ William J. Carden
      -----------------------------    -----------------------------------------
                                          William J. Carden
                                          Chairman of the Board and
                                          Chief Executive Officer

Date:      February 28, 2000           By:/s/ Gregory J. Nooney, Jr.
      -----------------------------    -----------------------------------------
                                          Gregory J. Nooney, Jr.
                                          Director

Date:      February 28, 2000           By:/s/ Thomas N. Thurber
      -----------------------------    -----------------------------------------
                                          Thomas N. Thurber
                                          Director

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                                                    Page
Number                      Description                                   Number
-------                     -----------                                   ------

3.1    Amended and Restated Agreement and Certificate of Limited            N/A
       Partnership dated November 5, 1979, is incorporated by reference to the Prospectus contained in Amendment No. 1 to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-65006).

10     Management Contract between Nooney Real Property Investors-          N/A
       Two, L.P. and Nooney Company is incorporated by reference to
       Exhibit 10(a) to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-65006). The Management Contract was assigned by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company, on October 31, 1997, to Nooney, Inc. (n/k/a American Spectrum Midwest), a wholly-owned subsidiary of CGS Real Estate Company, Inc., and is identical in all material respects to the management contract referred to above.

99.1   List of Directorships filed in response to Item 10.                   19

99.2   Pages 8-11, 23-25 and A-14 - A-17 of  the Prospectus                 N/A
       of the Registrant dated November 16, 1979, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933 are incorporated by reference.

99.3   Financial Statements and Schedules.                                   20

                                                                    EXHIBIT 99.1

Below each General Partner's name is a list of the limited partnerships, other than the Registrant, for which the General Partner serves as a general partner and the companies for which the General Partner serves as a director. The list includes only those limited partnerships and companies which have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of the Act.



John J. Nooney

Limited Partnerships:

   Nooney Income Fund Ltd., L.P.
   Nooney Income Fund Ltd. II, L.P.


Companies:

   None

                                                                    Exhibit 99.3









INDEPENDENT AUDITORS' REPORT


To the Partners of
  Nooney Real Property Investors-Two, L.P.:

We have audited the accompanying balance sheets of Nooney Real Property Investors-Two, L.P. (a limited partnership) as of November 30, 1999 and 1998, and the related statements of operations, deficiency in assets and cash flows for each of the three years in the period ended November 30, 1999. Our audits also included the financial statement schedules listed in the index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Partnership's general partners. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Nooney Real Property Investors-Two, L.P. as of November 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.



Deloitte & Touche LLP



St. Louis, Missouri
February 4, 2000

NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
(A LIMITED PARTNERSHIP)

BALANCE SHEETS
NOVEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------


ASSETS                                                  1999            1998

CASH AND CASH EQUIVALENTS                           $  2,572,203   $    486,156

ACCOUNTS RECEIVABLE - No allowance for doubtful
  accounts considered necessary                          120,110        119,039

PREPAID EXPENSES AND DEPOSITS                             58,448         55,880

INVESTMENT PROPERTY:
  Land                                                 1,886,042      1,886,042
  Buildings and improvements                          14,187,855     14,137,031
                                                    ------------   ------------

                                                      16,073,897     16,023,073
  Less accumulated depreciation                       (9,634,858)    (9,189,847)
                                                    ------------   ------------

                                                       6,439,039      6,833,226

DEFERRED EXPENSES - At amortized cost                    237,432         80,303
                                                    ------------   ------------

TOTAL                                               $  9,427,232   $  7,574,604
                                                    ============   ============


LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES:
  Accounts payable and accrued expenses             $    359,278   $    518,876
  Refundable tenant deposits                             100,090         80,086
  Mortgage notes payable                               9,387,057      7,236,825
                                                    ------------   ------------

          Total liabilities                            9,846,425      7,835,787

DEFICIENCY IN ASSETS                                    (419,193)      (261,183)
                                                    ------------   ------------

TOTAL                                               $  9,427,232   $  7,574,604
                                                    ============   ============

See notes to financial statements.

NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                           1999           1998          1997
REVENUES:
  Rental and other income               $ 2,150,405   $ 2,417,980   $ 2,424,206
  Interest                                       42         5,500         9,917
                                        -----------   -----------   -----------

          Total revenues                  2,150,447     2,423,480     2,434,123
                                        -----------   -----------   -----------


EXPENSES:
  Interest                                  679,243       705,682       743,173
  Depreciation and amortization             491,525       518,176       522,594
  Real estate taxes                         385,810       374,014       395,233
  Repairs and maintenance                   133,084       151,061       148,206
  Property management fees - related
    party                                   105,322       122,128       121,111
  Other operating expenses (includes
    $30,000 in each year to related
    party)                                  513,473       611,844       415,442
                                        -----------   -----------   -----------

          Total expenses                  2,308,457     2,482,905     2,345,759
                                        -----------   -----------   -----------

NET INCOME (LOSS)                       $  (158,010)  $   (59,425)  $    88,364
                                        ===========   ===========   ===========

NET INCOME (LOSS) ALLOCATION:
  General partners                      $    (1,580)  $      (594)  $       884
  Limited partners                         (156,430)      (58,831)       87,480

LIMITED PARTNERSHIP DATA:
  Net income (loss) per unit            $    (13.04)  $     (4.90)  $      7.29
                                        ===========   ===========   ===========

  Weighted average limited partnership
    units outstanding                        12,000        12,000        12,000
                                        ===========   ===========   ===========

See notes to financial statements.

NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF DEFICIENCY IN ASSETS
YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                         Limited        General
                                         Partners       Partners        Total

BALANCE, DECEMBER 1, 1996               $(207,512)     $ (82,610)     $(290,122)

  Net income                               87,480            884         88,364
                                        ---------      ---------      ---------

BALANCE, NOVEMBER 30, 1997               (120,032)       (81,726)      (201,758)

  Net loss                                (58,831)          (594)       (59,425)
                                        ---------      ---------      ---------

BALANCE, NOVEMBER 30, 1998               (178,863)       (82,320)      (261,183)

  Net loss                               (156,430)        (1,580)      (158,010)
                                        ---------      ---------      ---------

BALANCE, NOVEMBER 30, 1999              $(335,293)     $ (83,900)     $(419,193)
                                        =========      =========      =========


See notes to financial statements.

NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                         1999          1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  (158,010)  $   (59,425)  $    88,364
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                      454,165       487,214       489,734
      Amortization of deferred expenses                  37,360        30,962        32,860
      Changes in accounts affecting operations:
        Accounts receivable                              (1,071)        8,376        19,863
        Prepaid expenses and deposits                    (2,568)       (9,934)          283
        Deferred expenses                              (194,489)      (37,697)       (1,204)
        Accounts payable and accrued expenses          (159,598)      124,260      (178,044)
        Refundable tenant deposits                       20,004          (112)        7,749
                                                    -----------   -----------   -----------

          Net cash (used in) provided by
            operating activities                         (4,207)      543,644       459,605
                                                    -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Net additions to investment property                  (59,978)     (110,145)     (240,913)
                                                    -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on mortgage notes payable                   (395,283)     (396,241)     (366,041)
  Proceeds from mortgage notes payable                5,721,083
  Repayment of mortgage notes payable                (3,175,568)
                                                    -----------

          Net cash provided by (used in)
            financing activities                      2,150,232      (396,241)     (366,041)
                                                    -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         2,086,047        37,258      (147,349)


CASH AND CASH EQUIVALENTS, BEGINNING OF
  YEAR                                                  486,156       448,898       596,247
                                                    -----------   -----------   -----------

CASH AND CASH EQUIVALENTS, END OF YEAR              $ 2,572,203   $   486,156   $   448,898
                                                    ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid during the year
  for interest                                      $   683,312   $   701,613   $   743,173
                                                    ===========   ===========   ===========

See notes to financial statements.

NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

1.    BUSINESS

      Nooney Real Property Investors-Two, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Missouri on September 26, 1979. The Partnership was organized to invest primarily in income-producing real properties such as shopping centers, office buildings, other commercial properties, apartment buildings, warehouses and light industrial properties. The Partnership's portfolio is comprised of: a shopping center located in West St. Louis County, Missouri; two office/warehouse complexes, a multi-tenant office and a warehouse all located in Indianapolis, Indiana. These properties generated 27.4%, 25.0%, 24.6% and 23.0% of rental and other income, respectively, for the year ended November 30, 1998.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of the Partnership. The statements do not include any assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the personal responsibility of the partners.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Prior to October 31, 1997, the corporate general partner was a wholly owned subsidiary of Nooney Company. One of the individual general partners was an officer, director and shareholder of Nooney Company. The other individual general partner's spouse's estate was a shareholder of Nooney Company. Nooney Krombach Company, a wholly owned subsidiary of Nooney Company, managed the Partnership's real estate for a management fee. Property management fees paid to Nooney Krombach Company were $109,770 for the year ended November 30, 1997. Additionally, the Partnership paid Nooney Krombach Company $27,500 in 1997 as reimbursement for management services and indirect expenses in connection with the management of the Partnership.

      On October 31, 1997, Nooney Company sold its wholly owned subsidiary, Nooney Investors, Inc., the corporate general partner of the Partnership to S-P Properties, Inc., a California corporation, which in turn is a wholly owned subsidiary of CGS Real Estate Company, Inc., a Texas corporation. Simultaneously, Gregory J. Nooney, Jr., an individual general partner and PAN, Inc., a corporate general partner, sold their economic interests to S-P Properties, Inc. and resigned as general partners subject to a ninety day notification to the limited partners. CGS Real Estate also purchased the real estate management business of Nooney Krombach Company and formed Nooney, Inc. to perform the management of the Partnership.

      In September 1999, Nooney, Inc. changed its name to American Spectrum Midwest, Inc. and began doing business under the new name at that time.
      Ownership remained unchanged. Property management fees paid to American Spectrum Midwest, Inc. were $105,322, $122,128 and $11,341 for the years ended November 30, 1999, 1998 and 1997, respectively. Additionally, the Partnership paid American Spectrum Midwest, Inc. $30,000 in 1999 and 1998 and $2,500 in 1997 as reimbursement for management services and indirect expenses in connection with the management of the Partnership and $63,500 in 1999 for loan refinancing fees related to the new mortgage notes discussed in Note 3.

      The Partnership considers all highly liquid debt instruments with a maturity of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents include $100,090 and $80,086 of restricted cash at November 30, 1999 and 1998, respectively. Restricted cash represents deposits paid by tenants.

      Investment property is recorded at the lower of cost or fair market value. Impairment is determined if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property.

      Depreciation and amortization is provided on a straight-line basis over the estimated useful life of the depreciable asset (30 years for buildings) or, in the case of tenant alterations, over the term of the lease.

      Deferred expenses consist primarily of lease fees and financing costs and are amortized over the terms of their respective leases or notes.

      Lease agreements are accounted for as operating leases and rentals from such leases are reported as revenues ratably over the terms of the leases. Certain lease agreements provide for rent concessions. Rent concessions represent revenue which is not yet due under the terms of the various agreements. Accrued rent concessions included in accounts receivable were $20,732 and $23,127 at November 30, 1999 and 1998, respectively.

      Included in rental and other income are amounts received from tenants under provisions of lease agreements which require the tenants to pay additional rent equal to specified portions of certain expenses such as real estate taxes, insurance, utilities and common area maintenance. The income is recorded in the same period that the related expense is incurred.

      Pursuant to the terms of the Partnership Agreement, income and losses from operations and cash distributions are allocated pro rata to the general and limited partners based upon the relationship of original capital contributions.

      Limited partnership per unit computations are based on the weighted average number of limited partnership units outstanding during the year.

3.    MORTGAGE NOTES PAYABLE

      Mortgage notes payable as of November 30, 1999 and 1998 and the related collateral book values consist of the following:

                                                            1999          1998

Maple Tree Shopping Center
--------------------------
(Book value of $980,607 at November 30, 1999)

  9.01%, due in monthly installments of $19,758,
    including interest, to December 2004                 $1,977,223   $     -

  9.125%, due in monthly installments of $17,911,
    including interest to 2009.  Paid off on
    November 30, 1999                                                  1,454,324

  Note payable to bank,  principal  due in monthly
    installments  of $1,208 plus interest at bank's
    prime rate (8.5% at November 30, 1999) plus 1-1/2%.
    Paid off on November 30, 1999                                        245,364

Park Plaza I & II Office/Warehouse Complex
------------------------------------------
(Book value of $817,431 at November 30, 1999)

  9.01%, due in monthly installments of $18,214,
    including interest, to December 2004                  1,833,710

  9.5%, due in monthly installments of $12,669,
    including interest, to 2003.  Paid off on
    November 30, 1999                                                    610,751

Morenci Professional Park
-------------------------
(Book value of $1,455,227 at November 30, 1999)

  9.01% due in monthly installments of $19,376,
    including interest, to December 2004                  1,910,150

  10.25%, due in monthly installments of $15,682,
    including interest, to 2005.  Paid off on
    November 30, 1999                                                    929,636

  Note payable to bank, principal due in monthly
    installments of $1,111 plus interest at bank's
    prime rate (8.5% at November 30, 1999) plus 1-1/2%.
    Paid off on November 30, 1999                                        217,733

Jackson Industrial Park, Building A
-----------------------------------
(Book value of $3,185,774 at November 30, 1999)

  9.31%, due in monthly installments of $39,203,
    including  interest, to November 2000, when
    remaining principal balance of $3,542,902 is due      3,665,974    3,779,017
                                                         ----------   ----------

            Total                                        $9,387,057   $7,236,825
                                                         ==========   ==========


      The Maple Tree, Park Plaza and Morenci notes that were repaid on November 30, 1999 were paid with the proceeds received upon refinancing the properties with a new lender. Prepayment penalties related to the paid off mortgage notes totaled $27,630 and were expensed in 1999.

      Management intends to refinance the Jackson note payable under similar terms by extending the due date.

      The mortgage notes are collateralized by deeds of trust and assignments of rents on all investment properties. Principal payments required during the next five years are as follows:

      2000                                                      $3,845,999
      2001                                                         196,932
      2002                                                         215,427
      2003                                                         235,659
      2004                                                         257,791
      Thereafter                                                 4,635,249
                                                                ----------

      Total                                                     $9,387,057
                                                                ==========

      In accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, the estimated fair value of mortgage notes payable with maturities greater than one year is determined based on rates currently available to the Partnership for mortgage notes with similar terms and remaining maturities. The estimated fair value of mortgage notes payable with maturities of less than one year are valued at their carrying amounts included in the balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. The carrying amount and estimated fair value of the Partnership's debt at November 30, 1999 and 1998 are summarized as follows:

                                  1999                     1998
                                Carrying     Estimated   Carrying    Estimated
                                 Amount     Fair Value    Amount    Fair Value

      Mortgage Notes Payable   $9,387,057   $9,357,000  $7,236,825  $7,438,000


      Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of the Partnership's debt obligations at fair value may not be possible and may not be a prudent management decision. The potential loss on extinguishment at November 30, 1999 does not take into consideration expenses that would be incurred to settle the debt obligations at fair value.

4.    RENTAL REVENUES UNDER OPERATING LEASES

      Minimum future rental revenues under noncancelable operating leases in effect as of November 30, 1999 are as follows:

      2000                                                      $1,743,000
      2001                                                       1,285,000
      2002                                                         694,000
      2003                                                         351,000
      2004                                                         193,000
      Remainder                                                    196,000
                                                                ----------

      Total                                                     $4,462,000
                                                                ==========

      In addition, certain lease agreements require tenant participation in certain operating expenses and additional contingent rentals based upon percentages of tenant sales in excess of minimum amounts. Tenant participation in expenses included in revenues approximated $231,000 for the year ended November 30, 1999 ($260,000 for the year ended November 30, 1998 and $259,000 for the year ended November 30, 1997). Contingent rentals were not significant for the years ended November 30, 1999, 1998 and 1997.

5.    FEDERAL INCOME TAX STATUS

      The general partners have received a ruling from the Internal Revenue Service that Nooney Real Property Investors-Two, L.P. is considered a partnership for income tax purposes.

      Selling commissions and offering expenses incurred in connection with the sale of limited partnership units are not deductible for income tax purposes and therefore increase the partners' bases. Investment property additions after December 31, 1980 are depreciated for income tax purposes using rates which differ from rates used for computing depreciation for financial statement reporting. Rents received in advance are includable in taxable income in the year received. Rent concessions, recognized ratably over lease terms for financial statement purposes, are includable in taxable income in the year rents are received. Insurance premiums are deductible for tax purposes in the year paid. Losses in connection with the writedown of investment property are not recognized for income tax purposes until the property is disposed.

      The comparison of financial statement and income tax reporting is as follows:

                                             Financial          Income
                                             Statement            Tax

      1999:
        Net (loss) income                   $  (158,010)      $    72,833
        Deficiency in assets                   (419,193)       (1,181,414)

      1998:
        Net (loss) income                   $   (59,425)      $   139,813
        Deficiency in assets                   (261,183)       (1,254,247)

      1997:
        Net income                          $    88,364       $   386,375
        Deficiency in assets                   (201,758)       (1,394,060)


6.    MAJOR TENANTS

      A substantial amount of the Partnership's revenue in 1999 was derived from one major tenant whose rentals amounted to approximately $265,000 or $12%.

      A substantial amount of the Partnership's revenue in 1998 was derived from two major tenants whose rentals amounted to approximately $582,000 and $265,000 or 24% and 11%, respectively, of total revenues. Effective July 31, 1998, the Partnership lost the major tenant accounting for 24% of total revenues. Effective November 23, 1998, approximately one-third of the vacated space was filled by a new tenant.

      A substantial amount of the Partnership's revenue in 1997 was derived from two major tenants whose rentals amounted to approximately $582,000 and $257,250 or 24% and 11%, respectively, of total revenues.

7.    BUSINESS SEGMENTS (IN THOUSANDS)

      The Partnership has four reportable segments: Jackson "A" Industrial Park, Maple Tree Shopping Center, Park Plaza Office Complex and Morenci Professional Park. The Partnership's management evaluates performance of each segment based on profit or loss from operations before allocation of property writedowns, general and administrative expenses, unusual and extraordinary items, and interest. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2).

      (In thousands)                           1999        1998        1997

      REVENUES:
        Jackson                             $    486.2  $    835.9  $    867.9
        Maple Tree                               579.8       591.4       564.4
        Park Plaza                               518.8       484.7       484.9
        Morenci                                  528.0       530.5       505.1
                                            ----------  ----------  ----------
                                            $  2,112.8  $  2,442.5  $  2,422.3
                                            ==========  ==========  ==========

      OPERATING PROFIT (LOSS):
        Jackson                             $   (331.2) $   (294.1) $      6.1
        Maple Tree                                80.1       121.5        99.1
        Park Plaza                               214.3       198.2       154.6
        Morenci                                   24.5        75.2       (17.9)
                                            ----------  ----------  ----------

                                            $    (12.3) $    100.8  $    241.9
                                            ==========  ==========  ==========

      CAPITAL EXPENDITURES:
        Jackson                             $      3.3  $      2.7  $      3.8
        Maple Tree                                14.8        45.3        54.2
        Park Plaza                                18.3        35.2        54.9
        Morenci                                   23.6        26.9       128.0
                                            ----------  ----------  ----------

                                            $     60.0  $    110.1  $    240.9
                                            ==========  ==========  ==========

      DEPRECIATION AND AMORTIZATION:
        Jackson                             $    222.4  $    253.6  $    238.7
        Maple Tree                                69.1        67.0        69.3
        Park Plaza                                66.7        66.7        75.9
        Morenci                                  133.2       130.6       137.5
                                            ----------  ----------  ----------

                                            $    491.4  $    517.9  $    521.4
                                            ==========  ==========  ==========

      ASSETS:
        Jackson                             $  3,238.4  $  3,474.2
        Maple Tree                             1,152.4     1,133.2

        Park Plaza                               900.3       885.2
        Morenci                                1,521.5     1,584.6
                                            ----------  ----------

                                            $  6,812.6  $  7,077.2
                                            ==========  ==========

      Reconciliation of segment data to the Partnership's consolidated data follow:

      (In thousands)                           1999        1998        1997

      REVENUES:
        Segments                            $  2,112.8  $  2,442.5  $  2,422.3
        Corporate and other                       37.6       (24.5)        1.9
                                            ----------  ----------  ----------

                                            $  2,150.4  $  2,418.0  $  2,424.2
                                            ==========  ==========  ==========

      NET INCOME (LOSS):
        Segments operating profit (loss)    $    (12.3) $    100.8  $    241.9
        Other income (expense)                    37.5       (19.1)       11.9
        General and administrative expenses     (183.2)     (141.1)     (165.4)
                                            ----------  ----------  ----------

                                            $   (158.0) $    (59.4) $     88.4
                                            ==========  ==========  ==========

      DEPRECIATION AND AMORTIZATION:
        Segments                            $    491.4  $    517.9  $    521.4
        Corporate and other                        0.1         0.3         1.2
                                            ----------  ----------  ----------

                                            $    491.5  $    518.2  $    522.6
                                            ==========  ==========  ==========

      ASSETS:
        Segments                            $  6,812.6  $  7,077.2
        Corporate and other                    2,614.6       497.4
                                            ----------  ----------

                                            $  9,427.2  $  7,574.6
                                            ==========  ==========


                                   * * * * * *

NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
(A LIMITED PARTNERSHIP)

SCHEDULE - RECONCILIATION OF DEFICIENCY IN ASSETS
YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997
------------------------------------------------------------------------------------------------------------------------------------

The reconciliation of deficiency in assets between financial statement and income tax reporting is as follows:

                                                                    1999                                      1998
                                                  ---------------------------------------   ---------------------------------------
                                                    Limited        General                    Limited        General
                                                    Partners       Partners       Total       Partners       Partners       Total

Balance per statement of deficiency in assets     $  (335,293)  $   (83,900)  $  (419,193)  $  (178,863)  $   (82,320)  $  (261,183)

Add:
  Selling commissions and other offering
    costs not deductible for income tax purposes    1,395,653                   1,395,653     1,395,653                   1,395,653

  Prepaid rents included in income for income
    tax purposes                                        7,959            80         8,039        12,226           123        12,349

  Writedown of investment property not recognized
    for income tax purposes                           214,341         2,165       216,506       214,341         2,165       216,506
                                                  -----------   -----------   -----------   -----------   -----------   -----------

                                                    1,282,660       (81,655)    1,201,005     1,443,357       (80,032)    1,363,325

Less:
  Excess depreciation deducted for income tax
    purposes                                        2,298,825        23,221     2,322,046     2,569,639        25,956     2,595,595

  Rent concessions not recognized for income
    tax purposes                                       20,525           207        20,732        (8,367)          (85)       (8,452)

  Insurance premiums deducted for income
    tax purposes                                       39,245           396        39,641        30,125           304        30,429
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Deficiency per tax return                         $(1,075,935)  $  (105,479)  $(1,181,414)  $(1,148,040)  $  (106,207)  $(1,254,247)
                                                  ===========   ===========   ===========   ===========   ===========   ===========

                                                                    1997
                                                  ----------------------------------------
                                                    Limited        General
                                                    Partners       Partners       Total

Balance per statement of deficiency in assets     $  (120,032)  $   (81,726)  $  (201,758)

Add:
  Selling commissions and other offering
    costs not deductible for income tax purposes    1,395,653                   1,395,653

  Prepaid rents included in income for income
    tax purposes                                       12,690           128        12,818

  Writedown of investment property not recognized
    for income tax purposes                           214,341         2,165       216,506
                                                  -----------   -----------   -----------

                                                    1,502,652       (79,433)    1,423,219

Less:
  Excess depreciation deducted for income tax
    purposes                                        2,766,300        27,942     2,794,242

  Rent concessions not recognized for income
    tax purposes                                       13,386           135        13,521

  Insurance premiums deducted for income
    tax purposes                                        9,421            95         9,516
                                                  -----------   -----------   -----------

Deficiency per tax return                         $(1,286,455)  $  (107,605)  $(1,394,060)
                                                  ===========   ===========   ===========


NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
(A LIMITED PARTNERSHIP)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
NOVEMBER 30, 1999
--------------------------------------------------------------------------------------------------------------

          Column A                            Column B                  Column C                   Column D
          --------                            --------                  --------                   --------
                                                                                                    Costs
                                                               Initial Cost to Partnership       Capitalized
                                                          -------------------------------------   Subsequent
                                                                     Buildings and                    to
         Description                        Encumbrances      Land    Improvements     Total      Acquisition
Maple Tree Shopping Center, Ellisville,
     Missouri                                $ 1,977,223  $   474,750  $ 2,709,303  $ 3,184,053  $   490,845
Park Plaza I & II Office/Warehouse Complex,
    Indianapolis, Indiana                      1,833,710      182,335    2,228,828    2,411,163      225,198 (1)
Morenci Professional Park, Indianapolis,
     Indiana                                   1,910,150      320,418    2,689,506    3,009,924       87,304 (2)
Jackson Industrial Park, Building A,
     Indianapolis, Indiana                     3,665,974      908,539    5,181,390    6,089,929      575,481
                                             -----------  -----------  -----------  -----------  -----------

          Total                              $ 9,387,507  $ 1,886,042  $12,809,027  $14,695,069  $ 1,378,828
                                             ===========  ===========  ===========  ===========  ===========


                                                           Column E
                                                           --------
                                                   Gross Amounts at Which
                                                  Carried at Close of Period
                                             -------------------------------------
                                                         Buildings and
                                                 Land     Improvements     Total
Maple Tree Shopping Center, Ellisville,
     Missouri                                $   474,750  $ 3,200,148  $ 3,674,898
Park Plaza I & II Office/Warehouse Complex,
    Indianapolis, Indiana                        182,335    2,454,026    2,636,361
Morenci Professional Park, Indianapolis,
     Indiana                                     320,418    2,776,810    3,097,228
Jackson Industrial Park, Building A,
     Indianapolis, Indiana                       908,539    5,756,871    6,665,410
                                             -----------  -----------  -----------

          Total                              $ 1,886,042  $14,187,855  $16,073,897
                                             ===========  ===========  ===========

                                              Column F         Column G     Column H         Column I
                                              --------         --------     --------         --------
                                                                                           Life on Which
                                                                                           Depreciation
                                              Accumulated      Date of        Date        in Latest Income
                                             Depreciation   Construction    Acquired    Statement is Computed
Maple Tree Shopping Center, Ellisville,
     Missouri                                $ 2,694,291         1974        10/3/79          30 yrs.
Park Plaza I & II Office/Warehouse Complex,
    Indianapolis, Indiana                      1,818,930      1975, 1979     10/15/80         30 yrs.
Morenci Professional Park, Indianapolis,
     Indiana                                   1,642,001      1975, 1979     3/27/81          30 yrs.
Jackson Industrial Park, Building A,
     Indianapolis, Indiana                     3,479,636      1976, 1980     3/27/81          30 yrs.
                                             -----------

          Total                              $ 9,634,858
                                             ===========

(1)  Amount is net of a building  writedown  of  $77,225,  to reflect  the  minimum  recoverable  value to the
     Partnership.

(2)  Amount  includes  the  disposal of Building G of Morenci  Professional  Park for  $482,387 and a building writedown of $139,281 to reflect the minimum recoverable value to the Partnership.

                                                                                                    (Continued)

NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
(A LIMITED PARTNERSHIP)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                      1999            1998           1997

(A) Reconciliation of amounts in Column E:

        Balance at beginning of period            $ 16,023,073   $ 16,081,958   $ 15,851,109

        Add - Cost of improvements                      59,978        110,145        240,913

        Less - Cost of disposals                        (9,154)      (169,030)       (10,064)
                                                  ------------   ------------   ------------

        Balance at end of period                  $ 16,073,897   $ 16,023,073   $ 16,081,958
                                                  ============   ============   ============

(B) Reconciliation of amounts in Column F:

        Balance at beginning of period            $  9,189,847   $  8,871,663   $  8,391,993

        Add - Provision during the period              454,165        487,214        489,734

        Less - Depreciation on disposals                (9,154)      (169,030)       (10,064)
                                                  ------------   ------------   ------------

        Balance at end of period                  $  9,634,858   $  9,189,847   $  8,871,663
                                                  ============   ============   ============

(C)  The aggregate cost of real estate
      owned for federal income tax purposes       $ 16,290,403   $ 16,239,579   $ 16,298,464
                                                  ============   ============   ============


                                                                     (Concluded)