Form 10-Q
period 2000-02-29
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 2000-04-14
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended         February 29, 2000
                            ----------------------------------------------------

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

PART I
ITEM 1 - FINANCIAL STATEMENTS:
-----------------------------


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                   February 29,     November 30,
                                                       2000             1999
                                                   (Unaudited)
                                                   ------------     ------------
ASSETS:
     Cash and cash equivalents                     $  2,405,754    $  2,572,203
     Accounts receivable                                111,606         120,110
     Prepaid expenses and deposits                      317,351          58,448
     Investment property
         Land                                         1,886,042       1,886,042
         Buildings and improvements                  14,191,566      14,187,855
                                                   ------------    ------------
                                                     16,077,608      16,073,897
         Less accumulated depreciation                9,748,366       9,634,858
                                                   ------------    ------------
                                                      6,329,242       6,439,039
     Deferred expenses-at amortized cost                241,156         237,432
                                                   ------------    ------------
                                                   $  9,405,109    $  9,427,232
                                                   ============    ============


LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable and accrued expenses         $    425,504    $    359,278
     Mortgage notes payable                           9,300,475       9,387,057
     Refundable tenant deposits                         107,942         100,090
                                                   ------------    ------------
                                                      9,833,921       9,846,425

Partners' Deficit                                      (428,812)       (419,193)
                                                   ------------    ------------

                                                   $  9,405,109    $  9,427,232
                                                   ============    ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                 ----------------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                          Three Months Ended
                                                          ------------------
                                                      February 29,  February 28,
                                                          2000          1999
                                                      ------------  ------------
REVENUES:
     Rental and other income                           $ 634,911     $ 535,307
     Interest                                             25,115             9
                                                       ---------     ---------
                                                         660,026       535,316
EXPENSES:
     Interest                                            244,718       168,940
     Depreciation and amortization                       136,900       121,131
     Real estate taxes                                    93,861        88,724
     Property management fees paid to
         American Spectrum Midwest                        31,747        25,303
     Reimbursement to American Spectrum Midwest
         for partnership management services and
         indirect expenses                                 7,500         7,500
     Insurance                                            16,395        10,651
     Office - general                                     10,120        10,101
     Parking lot                                           4,651         6,970
     Payroll                                              26,148        15,076
     Professional services                                22,871        24,490
     Repairs & maintenance                                14,282        20,861
     Taxes - other                                         6,821         6,821
     Vacancy                                               6,893        16,115
     Other operating expenses                             46,738        58,405
                                                       ---------     ---------
                                                         669,645       581,088
                                                       ---------     ---------
NET LOSS                                               $  (9,619)    $ (45,772)
                                                       =========     =========
NET LOSS PER LIMITED
     PARTNERSHIP UNIT                                  $   (0.79)    $   (3.78)
                                                       =========     =========

PARTNERS' DEFICIT:
     Beginning of period                               $(419,193)    $(261,183)
     Net loss                                             (9,619)      (45,772)
                                                       ---------     ---------
     End of period                                     $(428,812)    $(306,955)
                                                       =========     =========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                          Three Months Ended
                                                          ------------------
                                                      February 29,  February 28,
                                                          2000          1999
                                                      ------------  ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                         $    (9,619)  $   (45,772)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
             Depreciation and amortization                136,900       121,131

         Changes in assets and liabilities:
             Accounts receivable                            8,504         2,926
             Prepaid expenses and deposits               (263,903)      (27,978)
             Deferred expenses                            (22,116)       34,773
             Accounts payable and accrued expenses         66,226       (92,273)
             Refundable tenant deposits                     7,852        16,703
                                                      -----------   -----------

                Total adjustments                         (66,537)       55,282
                                                      -----------   -----------

                     Net cash provided by (used in)
                       operating activities               (76,156)        9,510
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                      (3,711)       (8,606)
                                                      -----------   -----------

                     Net cash used in investing
                       activities                          (3,711)       (8,606)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                   (86,582)     (104,657)
                                                      -----------   -----------

                     Net cash used in financing
                       activities                         (86,582)     (104,657)
                                                      -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (166,449)     (103,753)
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, beginning of period          2,572,203       486,156
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $ 2,405,754   $   382,403
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION - Cash paid during period for
       interest                                       $   244,718   $   168,940
                                                      ===========   ===========




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
           THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
           ----------------------------------------------------------



NOTE A:

Refer to the Registrant's financial statements for the year ended November 30, 1999, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at February 29, 2000 and for all periods presented have been made. The results of operations for the three-month period ended February 29, 2000 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest (formerly Nooney, Inc.), a wholly-owned subsidiary of CGS Real Estate Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The loss per limited partnership unit for the three months ended February 29, 2000 and February 28, 1999 was computed based on 12,000 units, the number of units outstanding during the periods.

NOTE E:

The  Registrant   has  no  other   comprehensive   income  items,   accordingly,
comprehensive income and net income are the same for all periods presented.

NOTE F:

The partnership has four reportable operating segments: Jackson Industrial, Maple Tree Shopping Center, Park Plaza I & II, and Morenci Professional Park. The Partnership's management evaluates performance of each segment based on profit or loss from operations before allocation of property writedowns, general and administrative expenses, unusual and extraordinary items, and interest.


                                                         Three Months Ended
                                                         ------------------
                                                     February 29,   February 28,
                                                         2000           1999
                                                         ----           ----

Revenues:
   Jackson Industrial                                $   212,614   $   124,092
   Maple Tree Shopping Center                            143,024       134,740
   Park Plaza I & II                                     143,407       128,608
   Morenci Professional Park                             135,890       118,610
                                                     -----------   -----------
                                                         634,935       506,050
                                                     ===========   ===========

Operating Profit (Loss):
   Jackson Industrial                                $   (34,867)  $   (98,689)
   Maple Tree Shopping Center                              5,944        18,540
   Park Plaza I & II                                      32,253        48,676
   Morenci Professional Park                              (7,733)      (16,125)
                                                     -----------   -----------
                                                          (4,403)      (47,598)
                                                     ===========   ===========

Capital Expenditures:
   Jackson Industrial                                $     3,711   $         0
   Maple Tree Shopping Center                                  0          (143)
   Park Plaza I & II                                           0         1,405
   Morenci Professional Park                                   0         7,344
                                                     -----------   -----------
                                                           3,711         8,606
                                                     ===========   ===========

Depreciation and Amortization:
   Jackson Industrial                                $    60,063   $    55,369
   Maple Tree Shopping Center                             20,515        17,270
   Park Plaza I & II                                      20,114        15,786
   Morenci Professional Park                              36,208        32,646
                                                     -----------   -----------
                                                         136,900       121,071
                                                     ===========   ===========

Assets:
                                                     February 29,   November 30,
                                                         2000           1999
                                                         ----           ----

   Jackson Industrial                                $ 3,243,959   $ 3,238,441
   Maple Tree Shopping Center                          1,111,359     1,152,425
   Park Plaza I & II                                     901,186       900,312
   Morenci Professional Park                           1,544,019     1,521,530
                                                     -----------   -----------
                                                       6,800,523     6,812,708
                                                     ===========   ===========

Reconciliation of segment data to the Partnership's consolidated data is as follows:

                                                         Three Months Ended
                                                         ------------------
                                                     February 29,   February 28,
                                                         2000           1999
                                                         ----           ----

Revenues:
    Segments                                        $   634,935     $   506,050
    Corporate and other                                  25,091          29,266
                                                    -----------     -----------
                                                        660,026         535,316
                                                    ===========     ===========


Operating (Loss)
    Segments                                        $    (4,403)    $   (47,598)
    Corporate and other income                           25,091          29,266
    General and administrative expenses                  30,307          27,440
                                                    -----------     -----------
                                                         (9,619)        (45,772)
                                                    ===========     ===========


Depreciation and Amortization
    Segments                                        $   136,900     $   121,071
    Corporate and other                                       0              60
                                                    -----------     -----------
                                                        136,900         121,131
                                                    ===========     ===========


Assets:
                                                     February 29,   November 30,
                                                         2000           1999
                                                         ----           ----

    Segments                                        $ 6,800,523     $ 6,812,708
    Corporate and other                               2,604,586       2,614,524
                                                    -----------     -----------
                                                      9,405,109       9,427,232
                                                    ===========     ===========


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of February 29, 2000 is $2,405,754, a decrease of $166,449 from year end November 30, 1999. The decrease in cash can primarily be attributed to the annual payment for real estate taxes made in December 1999 for Maple Tree Shopping Center. During the quarter, capital additions were made in the amount of $3,711 and payments were made on mortgage notes of $86,583. The Registrant plans to maintain adequate cash reserves and to fund capital expenditures for the remaining three quarters of 2000. The capital expenditures anticipated for the balance of 2000 are as follows:

                                   Leasing Capital  Other Capital      Total
                                   ---------------  -------------      -----
     Park Plaza I & II                 $ 31,284       $ 82,419       $113,703
     Morenci Professional Park           23,472        148,200        171,672
     Maple Tree Shopping Center               0        378,800        378,800
     Jackson Industrial                 244,608         15,000        259,608
                                       --------       --------       --------
                                       $299,364       $624,419       $923,783
                                       ========       ========       ========

At three of the Registrant's properties, leasing capital has been budgeted to fund tenant alterations and lease commissions for new and renewal leases to be signed during the year. At Morenci the Registrant has budgeted other capital for upgrading the exterior lighting, asphalt overlay of the east section of the lot, replacement of concrete sidewalks, ADA (American Disabilities Act) compliance, and asphalt sealing. At Park Plaza, the Registrant has budgeted other capital for replacement of the porch canopies, roof repairs, exterior masonry and painting, and parking lot sealing and striping. At Maple Tree Shopping Center other capital has been budgeted for replacement of a section of the roof, overlaying the rear and main drives of the center, ADA (American Disabilities
Act) compliance, and canopy renovation. At Jackson Industrial other capital has been budgeted for separation of utilities and building of a new entrance in the event the vacant space needs to be further subdivided.

Other capital at Park Plaza, Morenci and Maple Tree will be funded by the cash reserves for such improvements from new loan agreements. Other capital at Jackson Industrial will be funded from operations. Leasing capital at all four of the Registrant's properties will be funded from operations. Jackson Industrial's future funding for leasing capital is based upon anticipated higher occupancy levels.

On November 30, 1999, the Registrant refinanced the debt on three of its properties. A new note with a balance of $5,721,083 secured by Park Plaza I and II, Morenci, and Maple Tree was obtained. In addition, the lender held back $628,917 for specified capital improvements. This money will be drawn upon by the Registrant as needed. The refinancing will result in a total mortgage for the above-mentioned properties of $6,350,000. The balance of this mortgage at February 29, 2000 was $5,678,048. The note bears interest at a rate of 9.01% per annum and calls for monthly installments of $57,348 including both interest and principal, through December 2004. The first mortgage debt on Jackson Industrial has a balance due of $3,622,427 and a maturity date of November 2000. The interest rate on the debt is 9.31%. The Registrant intends to renew the Jackson note payable under similar terms.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with the lenders the refinancing of the mortgage debt as it matures.

Results of Operations
---------------------

The results of operations for the Registrant's properties for the quarter ended February 29, 2000 and February 28, 1999 are detailed in the schedule below. Expenses of the Registrant are excluded.

                            Jackson     Maple Tree     Park Plaza     Morenci
                          Industrial  Shopping Center   I and II    Prof. Park
                          ----------  ---------------  ----------   ----------

    2000
    ----
Revenues                  $ 212,614      $ 143,024     $ 143,407     $ 135,890
Expenses                    247,481        137,080       111,154       143,623
                          ---------      ---------     ---------     ---------
Net (Loss) Income         $ (34,867)     $   5,944     $  32,253     $  (7,733)
                          =========      =========     =========     =========


    1999
    ----
Revenues                  $ 124,092      $ 134,740     $ 128,608     $ 118,610
Expenses                    222,781        116,200        79,932       134,735
                          ---------      ---------     ---------     ---------
Net (Loss) Income         $ (98,689)     $  18,540     $  48,676     $ (16,125)
                          =========      =========     =========     =========

The operating results at Jackson Industrial show a significant increase in revenue when comparing the quarter ended February 29, 2000 to the quarter ended February 28, 1999. This increase of $88,522 is attributable to the increased occupancy level when compared to that of the prior year. Expenses increased $24,700 when comparing the two quarters. This increase was primarily due to an increase in interest expense ($25,537).

At Maple Tree Shopping Center, revenues increased $8,284 when comparing the two quarters. This increase is due to slight increases in base rental revenue, common area maintenance reimbursements, and real estate tax revenue, partially offset by a decrease in percentage rent revenues. Expenses for the quarter ended February 29, 2000 increased $20,880 when compared to the quarter ended February 28, 1999, primarily due to increases in depreciation and amortization ($3,245), interest expense ($6,979), repairs and maintenance-plumbing ($7,347), and real estate tax expense ($5,054). The increase in interest expense is due to a higher principal balance with the new mortgage obtained in November 1999. The increase in repairs and maintenance-plumbing can be attributed to additional repairs necessary in 1999.

Revenues at Park Plaza I & II increased $14,799 when comparing the quarter ended February 29, 2000 to February 28, 1999. This increase in revenue can primarily be attributed to an increase in base rental revenue related to the slightly higher occupancy level than prior year. Expenses increased when comparing the two quarters by $31,222 primarily due to increases in interest expense ($27,817) and depreciation and amortization ($4,328). The increase in interest expense is due to a higher principal balance with the new mortgage obtained in November 1999.

At Morenci Professional Park, revenues increased $17,280 primarily due to increases in both common area maintenance reimbursements ($13,063) and real estate tax revenue ($3,435). Expenses increased $8,888 due to increases in interest expense ($15,445), depreciation and amortization ($3,562), and various other operating expenses ($4,108). These increases were offset by decreases in repairs and maintenance related expenses ($11,275) and snow removal ($2,953). The increase in interest expense is due to a higher principal balance with the new mortgage obtained in November 1999. The decrease in repairs and maintenance related expenses is can be attributed to extensive plumbing and electrical repairs that were necessary only in 1998.

The occupancy levels at February 29, 2000 and February 28, 1999 and 1998 are as follows:

                                      Occupancy levels as of February 29 and 28,
                                      ------------------------------------------
         Property                       2000              1999            1998
         --------                       ----              ----            ----

         Park Plaza I & II               100%               98%             98%
         Morenci Professional Park        90%               95%             92%
         Maple Tree Shopping Center      100%               96%            100%
         Jackson Industrial               96%               61%            100%

At Park Plaza I & II, the occupancy level increased 2% to 100% during the quarter. Leasing activity consisted of two new tenants occupying 4,340 square feet and three tenants renewing their leases for 12,600 square feet. No suites were vacated during the quarter. At Park Plaza there is one major tenant who occupies 10% of the total space, with a lease expiring in August 2004.

At Morenci Professional Park, occupancy decreased 2% to 90% during the quarter. Leasing activity consisted of seven tenants renewing leases for 9,600 square feet and three tenants occupying 3,600 square feet vacating their space. Morenci Professional Park has no tenants that occupy more than 10% of the available space.

Occupancy at Maple Tree Shopping Center remained at 100% during the quarter. Leasing activity consisted of one tenant renewing their lease for 14,720 square feet. There are two major tenants occupying approximately 18% and 42% of the available space with lease expirations in April 2005 and July 2004, respectively.

At Jackson Industrial, occupancy increased to 96% during the quarter. The property had three major tenants during the quarter who occupied 39%, 17%, and 40% of the available space. The tenant which occupied 17% was on a short-term lease that ended February 29, 2000. Effective March 1, 2000, the major tenant which previously occupied 39% will expand to 51% with a lease expiring in January 2001. The major tenant occupying 40% of the available space has a lease that extends through July 2002.

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

2000 Comparisons
----------------

The Registrant's consolidated revenues were $660,026 for the three month period ended February 29, 2000 and $535,316 for the same period ended February 28, 1999. Revenues increased $124,710 when comparing the two periods. This increase is primarily due to increases in revenue at all four of the Registrant's properties, primarily at Jackson Industrial as previously mentioned in the property comparisons. Consolidated expenses were $669,645 and $581,088 for the three month periods ended February 29, 2000 and February 28, 1999, respectively. This increase of $88,557 when comparing the two periods is primarily due to increases in interest expense ($75,778), depreciation and amortization ($15,769), real estate tax expense ($5,137), management fees ($6,444), insurance expense ($5,744), and payroll expense ($11,072). These increased expenses were partially offset by decreases in parking lot expenses ($2,319), repairs and maintenance related expenses ($6,579), vacancy related expenses ($9,222), and various other operating expenses ($11,667). The increase in interest expense has been addressed previously in the property comparisons. The increase in depreciation and amortization is due to additional assets recorded when compared to total assets for the same period in prior year. The increase in payroll can be attributed to slight increases in administrative payroll at all four of the Registrant's properties. The decrease in other operating expenses is primarily due to decreased snow removal costs.

1999 Comparisons
----------------

As of February 28, 1999, the Registrant's consolidated revenues were $535,316 for the three month period and for the same period ended February 28, 1998, consolidated revenues were $585,693. Revenues decreased by $50,377. This decrease was mainly due to a decrease in rental income at Jackson Industrial attributable to the vacancy of a former major tenant. During the first quarter of 1999, consolidated expenses as of February 28, 1999 were $581,088 compared to $565,238 for the quarter ended February 28, 1998. The increase in consolidated expenses of $15,850 can primarily be attributed to an increase in other operating expenses ($36,887) and repairs and maintenance related expenses ($9,683). The increase in other operating expenses is due to the large volume of snow removal costs related to recent weather conditions. The increased expenses mentioned previously were partially offset by decreases in real estate tax ($9,062), depreciation/amortization ($7,763), management fees ($4,077), parking lot ($2,494), payroll ($5,063), and other tax expense ($2,651).

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1999, and are not expected to materially affect the Registrant's operation in 2000.

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


Dated:     April 14, 2000               NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
      -----------------------------

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