Form 10-Q
period 2000-05-31
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 2000-07-14
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended                 May 31, 2000
                            ----------------------------------------------------

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

PART I
ITEM 1 - FINANCIAL STATEMENTS:
-----------------------------


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                      May 31,       November 30,
                                                       2000             1999
                                                    (Unaudited)
                                                    -----------     ------------

ASSETS:
     Cash and cash equivalents                     $  1,929,831    $  2,572,203
     Accounts receivable                                159,324         120,110
     Prepaid expenses and deposits                      773,948          58,448
     Investment property
         Land                                         1,886,042       1,886,042
         Buildings and improvements                  14,424,466      14,187,855
                                                   ------------    ------------
                                                     16,310,508      16,073,897
         Less accumulated depreciation                9,859,123       9,634,858
                                                   ------------    ------------
                                                      6,451,385       6,439,039
     Deferred expenses-at amortized cost                222,390         237,432
                                                   ------------    ------------
                                                   $  9,536,878    $  9,427,232
                                                   ============    ============


LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable and accrued expenses         $    608,801    $    359,278
     Mortgage notes payable                           9,224,294       9,387,057
     Refundable tenant deposits                         102,070         100,090
                                                   ------------    ------------
                                                      9,935,165       9,846,425

Partners' deficit                                      (398,287)       (419,193)
                                                   ------------    ------------

                                                   $  9,536,878    $  9,427,232
                                                   ============    ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                 ----------------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                     Three Months Ended          Six Months Ended
                                                 -------------------------   ------------------------
                                                    May 31,       May 31,       May 31,       May 31,
                                                     2000          1999          2000          1999

REVENUES:
     Rental and other income                     $   652,420   $   545,374   $ 1,287,331   $ 1,080,681
     Interest                                         25,053             9        50,169            18
                                                 -----------   -----------   -----------   -----------
                                                     677,473       545,383     1,337,500     1,080,699
EXPENSES:
     Interest                                        214,485       167,069       459,203       336,009
     Depreciation and amortization                   131,939       122,731       268,839       243,862
     Real estate taxes                                91,550        92,364       185,411       181,088
     Property management fees paid to
         American Spectrum Midwest                    32,644        27,317        64,391        52,620
     Reimbursement to American Spectrum Midwest
         for partnership management
         services and indirect expenses                7,500         7,500        15,000        15,000
     Insurance                                        16,044        11,734        32,438        22,385
     Parking lot/landscaping                          35,844        28,902        42,985        35,873
     Repairs & maintenance                            11,675        11,482        18,259        32,342
     General & administrative                         10,502        15,545        20,622        25,646
     Payroll                                          28,165        30,101        54,313        45,176
     Professional services                            24,639        21,935        47,510        46,425
     Taxes - other                                         0            94         6,929         6,915
     Vacancy expense                                  22,240        18,458        29,133        34,574
     Other operating expenses                         19,721        16,356        71,561        74,761
                                                 -----------   -----------   -----------   -----------
                                                     646,948       571,588     1,316,594     1,152,676
                                                 -----------   -----------   -----------   -----------
NET INCOME (LOSS)                                $    30,525   $   (26,205)  $    20,906   $   (71,977)
                                                 ===========   ===========   ===========   ===========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP UNIT                            $      2.52   $     (2.16)  $      1.72   $     (5.94)
                                                 ===========   ===========   ===========   ===========

PARTNERS' DEFICIT:
     Beginning of period                         $  (428,812)     (306,955)  $  (419,193)  $  (261,183)
     Net income (loss)                                30,525       (26,205)       20,906       (71,977)
                                                 -----------   -----------   -----------   -----------
     End of period                               $  (398,287)  $  (333,160)  $  (398,287)  $  (333,160)
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



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------

                                                           Six Months Ended
                                                      -------------------------
                                                         May 31,       May 31,
                                                          2000          1999
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                $    20,906   $   (71,977)
     Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
             Depreciation and amortization                268,839       243,862

         Changes in assets and liabilities:
             Increase in accounts receivable              (39,214)       (1,003)
             Increase in prepaid expenses and
               deposits                                  (715,500)      (53,635)
             (Increase) decrease in deferred
               expenses                                   (27,118)       31,337
             Increase (decrease) in accounts payable
               and accrued expenses                       249,523       (67,208)
             Increase in refundable tenant deposits         1,980        19,185
                                                      -----------   -----------

             Total adjustments                           (261,490)      172,538
                                                      -----------   -----------

             Net cash from operating activities          (240,584)      100,561
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                    (239,025)      (46,897)
                                                      -----------   -----------

             Net cash used in investing activities       (239,025)      (46,897)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                  (162,763)     (211,670)
                                                      -----------   -----------

             Net cash used in financing activities       (162,763)     (211,670)
                                                      -----------   -----------

NET DECREASE IN CASH
AND CASH EQUIVALENTS                                     (642,372)     (158,006)
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, beginning of period          2,572,203       486,156
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $ 1,929,831   $   328,150
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION - Cash paid during period for
       interest                                       $   459,203   $   336,009
                                                      ===========   ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                THREE AND SIX MONTHS ENDED MAY 31, 2000 AND 1999
                ------------------------------------------------

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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at May 31, 2000 and for all periods presented have been made. The results of operations for the three-month and six-month period ended May 31, 2000 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest (formerly Nooney, Inc.) , a wholly-owned subsidiary of CGS Real Estate Company, Inc. ("CGS"), an affiliate of the corporate general partner of the Registrant. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS.

NOTE D:

The income (loss) per limited partnership unit for the three and six months ended May 31, 2000 and 1999 was computed based on 12,000 units, the number of units outstanding during the periods.

NOTE E:

CGS is continuing the process of developing a plan pursuant to which the properties owned by the Registrant would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquiror would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquiror which would be listed on a national securities exchange or the NASDAQ national market system.

NOTE F:

The  Registrant   has  no  other   comprehensive   income  items,   accordingly,
comprehensive income and net income are the same for all periods presented.

NOTE G:

The Partnership has four reportable operating segments: Jackson Industrial, Maple Tree Shopping Center, Park Plaza I & II, and Morenci Professional Park. The Partnership's management evaluates performance of each segment based on profit or loss from operations before allocation of property writedowns, general and administrative expenses, unusual and extraordinary items, and interest.

                                    Three Months Ended           Six Months Ended
                                          May 31,                     May 31,
                                    2000           1999         2000           1999
                                    ----           ----         ----           ----
Revenues:
     Jackson Industrial          $   181,633   $   120,706   $   394,247   $   244,798
     Maple Tree Shopping Center      160,562       149,796       303,586       284,536
     Park Plaza I & II               140,493       140,188       283,900       268,797
     Morenci Professional Park       170,201       135,645       306,090       254,255
                                 -----------   -----------   -----------   -----------
                                     652,889       546,335     1,287,823     1,052,386
                                 ===========   ===========   ===========   ===========
Operating Profit (Loss):
     Jackson Industrial              (28,610)      (92,081)      (63,477)     (190,769)
     Maple Tree Shopping Center       12,744        31,535        18,688        50,077
     Park Plaza I & II                31,522        60,707        63,775       109,385
     Morenci Professional Park        21,554         4,212        13,821       (11,913)
                                 -----------   -----------   -----------   -----------
                                      37,210         4,373        32,807       (43,220)
                                 ===========   ===========   ===========   ===========
Capital Expenditures:
     Jackson Industrial                  -0-         3,332         3,711         3,332
     Maple Tree Shopping Center      215,800        17,995       215,800        17,852
     Park Plaza I & II                 7,948         9,845         7,948        11,250
     Morenci Professional Park        11,567         9,315        11,566        14,463
                                 -----------   -----------   -----------   -----------
                                     235,315        40,487       239,025        46,897
                                 ===========   ===========   ===========   ===========
Depreciation and Amortization:
     Jackson Industrial               55,888        55,672       115,951       111,040
     Maple Tree Shopping Center       20,239        17,356        40,754        34,625
     Park Plaza I & II                20,694        16,651        40,808        32,436
     Morenci Professional Park        35,118        32,991        71,326        65,639
                                 -----------   -----------   -----------   -----------
                                     131,939       122,670       268,839       243,740
                                 ===========   ===========   ===========   ===========

Assets:
                                                 May 31, 2000  November 30, 1999
                                                 ------------  -----------------

    Jackson Industrial                            $3,169,518      $3,238,441
    Maple Tree Shopping Center                     1,369,650       1,152,425
    Park Plaza I & II                                893,088         900,312
    Morenci Professional Park                      1,559,626       1,521,530
                                                  ----------      ----------
                                                   6,991,882       6,812,708
                                                  ==========      ==========

Reconciliation of segment data to the Partnerships's consolidated data follow:

                                           Three Months Ended           Six Months Ended
                                                 May 31,                     May 31,
                                           2000           1999         2000           1999
                                           ----           ----         ----           ----
Revenues:
     Segments                           $   652,889   $   546,335   $ 1,287,823   $ 1,052,386
     Corporate and other                     24,584          (952)       49,677        28,313
                                        -----------   -----------   -----------   -----------
                                            677,473       545,383     1,337,500    1, 080,699
                                        ===========   ===========   ===========   ===========



Operating Profit (Loss):
     Segments                           $    37,210   $     4,373   $    32,807   $   (43,220)
     Corporate and other income (loss)       24,584          (952)       49,676        28,314
     Less: General and admin expenses       (31,269)      (29,626)      (61,577)      (57,071)
                                        -----------   -----------   -----------   -----------
     Net income (loss)                       30,525       (26,205)       20,906       (71,977)
                                        ===========   ===========   ===========   ===========

Depreciation and Amortization
     Segments                           $   131,939   $   122,670   $   268,839   $   243,740
     Corporate and other                        -0-            61           -0-           122
                                        -----------   -----------   -----------   -----------
                                            131,939       122,731       268,839       243,862
                                        ===========   ===========   ===========   ===========

Assets:
                                                     May 31, 2000           November 30, 1999
                                                     ------------           -----------------

    Segments                                           $6,991,882                  $6,812,708
    Corporate and other                                 2,544,996                   2,614,524
                                                       ----------                  ----------
                                                        9,536,878                   9,427,232
                                                       ==========                  ==========

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of May 31, 2000 is $1,929,831, a decrease of $642,372 from year end November 30, 1999. The decrease in cash can primarily be attributed to the payment of expenses related to the development of the real estate investment trust as described in Note E of the notes to unaudited financial statements, and the semi-annual and annual real estate tax payments at the Registrant's properties. During the six month period ended May 31, 2000, capital additions were made in the amount of $239,025 and payments were made on mortgage notes in the amount of $162,763. The Registrant plans to maintain adequate cash reserves and fund capital expenditures during the remainder of 2000. The capital expenditures by property anticipated for the remainder of 2000 are as follows:

                                  Leasing Capital  Other Capital       Total
                                  ---------------  -------------       -----
    Park Plaza I & II                $112,500        $  5,125        $117,625
    Morenci Professional Park         147,900          11,448         159,348
    Maple Tree Shopping Center        163,000          10,700         173,700
    Jackson Industrial                    -0-             -0-             -0-
                                     --------        --------        --------
                                     $423,400        $ 27,273        $450,673
                                     ========        ========        ========

Other capital at Park Plaza I & II, Morenci Professional Park and Maple Tree Shopping Center will partly be funded by the cash reserves for such improvements from the new loan agreements. Leasing capital at all of the Registrant's properties will be funded from operations.

At three of the Registrant's properties, leasing capital has been budgeted to fund tenant alterations and lease commissions for new and renewal leases to be signed during the year. At Morenci Professional Park, the Registrant has budgeted other capital for upgrading the exterior lighting, asphalt overlay of the east section of the lot, replacement of concrete sidewalks, ADA (American Disabilities Act) compliance, and asphalt sealing. At Park Plaza I & II, the Registrant has budgeted other capital for replacement of the porch canopies, roof repairs, exterior masonry and painting, and parking lot sealing and striping. At Maple Tree Shopping Center, other capital has been budgeted for replacement of a section of the roof, overlaying the rear and main drives of the center, ADA (American Disabilities Act) compliance, and canopy renovation.

On November 30, 1999, the Registrant refinanced the debt on three of its properties. A new note with a balance of $5,721,083 secured by Park Plaza I and II, Morenci Professional Park, and Maple Tree Shopping Center was obtained. In addition, the lender held back $628,917 for specified capital improvements. This money will be drawn upon by the Registrant as needed. The refinancing resulted in a total mortgage for the above-mentioned properties of $6,350,000. The balance of this mortgage at May 31, 2000 was $5,635,424. The note bears interest at a rate of 9.01% per annum and calls for monthly installments of $57,348 including both interest and principal, through December 2004. The first mortgage debt on Jackson Industrial has a balance due of $3,588,870 and a maturity date of November 2000. The interest rate on the debt is 9.31%. The Registrant intends to renew the Jackson Industrial note payable under similar terms.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of the mortgage debt as it matures.

Results of Property Operations
------------------------------

The results of operations of the Registrant's properties for the quarter ended May 31, 2000 and 1999 are detailed in the schedule below. Revenues and expenses of the Registrant are not presented:

                        Jackson     Maple Tree      Park Plaza      Morenci
                      Industrial  Shopping Center    I and II     Prof. Park
                      ----------  ---------------   ----------    ----------
         2000
         ----
Revenues              $ 181,633      $ 160,562      $ 140,493      $ 170,201
Expenses               (210,243)      (147,818)      (108,971)      (148,647)
                      ---------      ---------      ---------      ---------
Net (Loss) Income     $ (28,610)     $  12,744      $  31,522      $  21,554
                      =========      =========      =========      =========

         1999
         ----
Revenues              $ 120,706      $ 149,796      $ 140,188      $ 135,645
Expenses               (212,787)      (118,261)       (79,481)      (131,433)
                      ---------      ---------      ---------      ---------
Net (Loss) Income     $ (92,081)     $  31,535      $  60,707      $   4,212
                      =========      =========      =========      =========

At Jackson Industrial, revenues increased $60,927 when comparing the quarter ended May 31, 2000 to the quarter ended May 31, 1999 due to the current 100% occupancy level at the property. Expenses remained consistent with only a $2,544 decrease when comparing the two three-month periods. No significant fluctuations occurred in the expense categories during the comparison period.

At Maple Tree Shopping Center revenues increased $10,766 when comparing the quarter ending May 31, 2000 to the quarter ending May 31, 1999 primarily due to an increase in percentage rent revenue ($8,991) and real estate tax revenue ($2,337). The percentage rent revenue increase can be attributed to annual tax billings posted for two tenants at the shopping center during the second quarter. These billings were done in a later period during 1999. Expenses increased $29,557 when comparing the three month periods ended May 31, 2000 and 1999. This increase can primarily be attributed to increases in interest expense ($6,863), depreciation and amortization expense ($2,883), parking lot related expenses ($14,175), and real estate tax expense ($5,250). The increased interest expense can be attributed to the larger principal balance than that of prior year. The parking lot expense increase is due to black-top patching and dumpster repair at the property during the second quarter of 2000. The increased real estate tax expense when comparing the two three month periods can be attributed to a larger quarterly accrual based on an increase in the annual tax due for 2000.

At Park Plaza I and II, revenues remained consistent, with a $305 increase when comparing the quarter ended May 31, 2000 to the quarter ended May 31, 1999. Operating expenses at Park Plaza I and II increased $29,490 when comparing the two quarters. This increase in expenses can primarily be attributable to an increase in interest expense ($28,064), and depreciation and amortization expense ($4,043), partially offset by a decrease in administrative payroll ($1,933). The increased interest expense can be attributed to the increased principal balance.

At Morenci Professional Park, revenues increased $34,556 when comparing the quarter ending May 31, 2000 to the quarter ending May 31, 1999. The increase in revenues can primarily be attributed to increases in both common area maintenance reimbursement revenue ($28,839) and real estate tax revenue ($5,503). The increase in common area maintenance revenue is due to a significant increase in the reimbursable expenses when compared to that of prior year. The increase in real estate tax revenue can primarily be attributed to an increase in the pro-rata share of certain tenants that are responsible for the taxes in accordance with their lease. Expenses increased $17,214 when comparing the two quarters. The increase is primarily attributable to increases in interest expense ($15,462), and vacancy related expenses ($6,138), partially offset by a decrease in real estate tax expense ($4,546). The increase in interest expense is due to the increased principal balance and the additional costs incurred to update a vacant suite resulted in the increased vacancy expense.

The occupancy levels at May 31 are as follows:

         Property                          2000           1999           1998
         --------                          ----           ----           ----

Park Plaza I & II                           100%            92%            96%
Morenci Professional Park                    92%            95%            93%
Maple Tree Shopping Center                  100%           100%           100%
Jackson Industrial                          100%            61%            39%

Leasing activity for the quarter at Park Plaza I & II consisted of one new lease being signed for 2,460 square feet, three tenants renewing their leases for 10,200 square feet, and one tenant vacating 2,460 square feet. The occupancy level remained at 100% throughout the quarter. At Park Plaza I and II, one tenant occupies 10% of the available space, with a lease expiring in August 2004.

The second quarter leasing activity at Morenci Professional Park consisted of six new tenants leasing 9,600 square feet, five tenants renewing 13,200 square feet, and three tenants vacating 7,200 square feet. The occupancy level increased 2%, to 92% from that of first quarter 2000. There are no major tenants occupying more than 10% of the space at this property.

At Maple Tree Shopping Center occupancy remained consistent at 100% during the quarter. There was no leasing activity during the quarter. Two tenants occupy 18% and 42% of the available space with leases expiring in April 2005 and July 2004, respectively.

At Jackson Industrial, occupancy increased 4%, to 100% from that of first quarter 2000. Leasing activity during the quarter consisted of one major tenant on a short-term lease vacating 56,800 square feet and an existing major tenant expanding into that space, resulting in the 100% occupancy level. The property now has two major tenants occupying 61% and 39% of the available space, with leases expiring in November 2001 and July 2002, respectively.

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

2000 Comparison
---------------

Revenues for the quarter ended May 31, 2000 and 1999 are $677,473 and $545,383, respectively. For the six month period ended May 31, 2000 and 1999 revenues are $1,337,500 and $1,080,699 respectively. For the quarter ended, revenues increased $132,090 when comparing the two periods and for the six month period, revenues increased $256,801. This increase in consolidated revenue for both comparison periods can be attributed primarily to increases in base rental revenues, common area maintenance revenue, real estate tax revenue, and percentage rent revenue, as previously mentioned in the property comparisons. An increase in interest revenue of $25,044 for the three month period and $50,151 for the six month period also contributed to the consolidated increase in revenues. This increase in interest revenue is attributable to the amount earned on the additional principal funds obtained in November 1999 as mentioned previously in the description of mortgage indebtedness.

For the quarters ended May 31, 2000 and 1999 consolidated expenses were $646,948 and $571,588 respectively. For the six month period ended May 31, 2000 and 1999, consolidated expenses were $1,316,594 and $1,152,676 respectively. For the quarter ended, consolidated expenses increased $75,360 primarily due to increases in interest expense ($47,416), depreciation and amortization expense ($9,208), management fees ($5,327), insurance ($4,310), parking lot/landscaping expenses ($6,942), professional services ($2,704), vacancy related expenses ($3,782), and various other operating expenses ($3,365). These increases were partially offset by decreases in general and administrative expenses ($5,043) and payroll ($1,936). The increase in interest expense is due to the increased principal balance at three of the Registrant's properties, as previously mentioned in the property comparisons. The increased management fee can be directly attributable to the increased revenues. Also addressed in the property comparisons were the increases in parking lot/landscaping and vacancy related expenses. The decrease in general and administrative expenses is primarily due to a decrease in office related expenses at all properties and at the partnership level. For the six month period ended May 31, 2000, compared to the same period in 1999, consolidated expenses increased $163,918 due to increases in interest expense ($123,194), depreciation and amortization ($24,977), real estate tax expense ($4,323), management fees ($11,771), insurance ($10,053), parking lot/landscaping ($7,112), and payroll ($9,137). These increases were partially offset by decreases in repairs and maintenance related expenses ($14,083), general and administrative ($5,024), vacancy ($5,441), and other operating expenses ($3,200). The increase in insurance expense is due to a rise in the premium for property insurance at all of the Registrant's properties, as well as an increase in the insurance carried at the partnership level. The decrease in repairs and maintenance related expenses is primarily due to decreased electrical repairs and general maintenance at the Registrant's properties. All other expense fluctuations have either been previously addressed in the consolidated three month comparison and/or the property comparisons.

1999 Comparison
---------------

Revenues for the quarter ended May 31, 1999 and 1998 are $545,383 and $879,083, respectively. For the six month period ended May 31, 1999 and 1998 revenues are $1,080,699 and $1,464,773, respectively. For the quarter ended, revenues decreased $333,700 when comparing the two periods and for the six month period revenues decreased $384,074. The decrease in revenue, for both periods, can primarily be attributed to termination and early cancellation fees received at

Jackson Industrial during second quarter 1998 from a former major tenant, not received in 1999. In addition there were also decreases in common area maintenance income, bad debt recovery, and rental income. For the quarters ended May 31, 1999 and 1998 consolidated expenses were $571,588 and $692, 370 respectively. For the six month period ended May 31, 1999 and 1998, consolidated expenses were $1,152,676 and $1,257,605 respectively. For the quarter ended, consolidated expenses decreased $120,782 primarily due to decreases in interest expense ($4,435), depreciation/amortization expense ($37,013), real estate tax expense ($5,136), management fees ($16,863), repairs and maintenance related expenses ($29,033), other tax expense ($4,407), and vacancy related expenses ($73,397). These decreases were partially offset by increases in parking lot/landscaping ($12,209), office expenses ($7,199), payroll ($9,677), professional services ($15,089), and other operating expenses ($5,549). The decrease in depreciation/amortization, management fees, vacancy, and repairs & maintenance are all attributable to the former major tenant vacancy at Jackson Industrial in 1998. The increase in parking lot/landscaping is due to exterior maintenance at Maple Tree Shopping Center. Office expenses increased from that of prior year due to computer hardware and software costs incurred in 1999. The increase in payroll is primarily due to additional staff at Park Plaza I & II.

For the six month period ended May 31, 1999 compared to the same period in 1998, consolidated expenses decreased $104,929 due to decreases in interest expense ($5,793), depreciation/amortization ($44,776), real estate tax expense
($14,198), management fees ($20,940), repairs and maintenance related expenses ($18,350), other taxes ($7,058) and vacancy expenses ($74,306). These decreases were partially offset by increases in parking lot/landscaping ($9,715), office expenses ($7,237), payroll ($4,613), professional fees ($19,300), and other operating expenses ($41,440). All increases and decreases have been explained earlier in the three month period comparison, and the cause remains consistent for the six month period, with the exception of the decrease in other tax which can be attributed to lower income tax at the partnership level and the increase in other operating expenses, which is primarily due to significant snow removal costs during first quarter 1999.


Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal year 1999 and are not expected to materially affect the Registrant's operations in 2000.

PART II.  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K
---------------------------------------

         (a) Exhibits

              See Exhibit Index

         (b) Reports on Form 8-K

              On April 17, 2000, the Registrant filed a report on Form 8-K which reported an Item 4, Changes in Registrant's Certifying Accountant.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     July 14, 2000                NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
      ----------------------------

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