Form 10-Q
period 2000-08-31
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 2000-10-13
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended               August 31, 2000
                            ----------------------------------------------------

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

PART I
ITEM 1 - FINANCIAL STATEMENTS:
-----------------------------


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                    August 31,     November 30,
                                                       2000            1999
                                                    (Unaudited)
                                                   ------------    ------------

ASSETS:
     Cash and cash equivalents                     $    967,820    $  2,572,203
     Accounts receivable                                150,275         120,110
     Prepaid expenses and deposits                    1,866,359          58,448
     Investment property
         Land                                         1,886,042       1,886,042
         Buildings and improvements                  14,613,491      14,187,855
                                                   ------------    ------------
                                                     16,499,533      16,073,897
         Less accumulated depreciation                9,962,415       9,634,858
                                                   ------------    ------------
                                                      6,537,118       6,439,039
     Deferred expenses-At amortized cost                201,162         237,432
                                                   ------------    ------------
                                                   $  9,722,734    $  9,427,232
                                                   ============    ============


LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable and accrued expenses         $    823,167    $    359,278
     Mortgage notes payable                           9,146,293       9,387,057
     Refundable tenant deposits                          99,269         100,090
                                                   ------------    ------------
                                                     10,068,729       9,846,425

Partners' Deficit                                      (345,995)       (419,193)
                                                   ------------    ------------

                                                   $  9,722,734    $  9,427,232
                                                   ============    ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                 ----------------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                    Three Months Ended           Nine Months Ended
                                                   Aug. 31,      Aug. 31,      Aug. 31,      Aug. 31,
                                                     2000          1999          2000          1999
                                                     ----          ----          ----          ----

REVENUES:
     Rental and other income                     $   675,923   $   542,361   $ 1,965,148   $ 1,623,040
     Interest                                         16,513            15        66,682            33
                                                 -----------   -----------   -----------   -----------
                                                     692,436       542,376     2,031,830     1,623,073
EXPENSES:
     Interest                                        212,665       164,680       671,868       500,688
     Depreciation and amortization                   133,281       122,962       402,120       366,823
     Real estate taxes                                94,500        90,500       279,911       271,588
     Property management fees paid to
         American Spectrum Midwest                    32,238        26,733        96,629        79,353
     Reimbursement to American Spectrum Midwest
         for partnership management
         services and indirect expenses                7,500         7,500        22,500        22,500
     Insurance                                        19,707        16,613        52,146        38,999
     Parking Lot/Landscaping                          20,768        18,140        63,752        54,013
     Repairs & Maintenance                            10,580        10,372        35,557        42,714
     Office - General                                  8,034        10,134        28,656        35,779
     Payroll                                          22,243        23,214        76,556        68,390
     Professional Services                            29,441        62,387        76,951       108,811
     Vacancy Expense                                   2,966         6,416        32,099        40,990
     Other operating expenses                         46,221          (512)      119,887        81,165
                                                 -----------   -----------   -----------   -----------
                                                     640,144       559,139     1,958,632     1,711,811
                                                 -----------   -----------   -----------   -----------

NET INCOME (LOSS)                                $    52,292   $   (16,763)  $    73,198   $   (88,740)
                                                 ===========   ===========   ===========   ===========

NET INCOME (LOSS)PER LIMITED
     PARTNERSHIP UNIT                            $      4.31   $     (1.38)  $      6.04   $     (7.32)
                                                 ===========   ===========   ===========   ===========

PARTNERS' EQUITY (DEFICIT):
     Beginning of Period                         $  (398,287)  $  (333,160)  $  (419,193)  $  (261,183)
     Net Income (Loss)                                52,292       (16,763)       73,198       (88,740)
                                                 -----------   -----------   -----------   -----------
     End of Period                               $  (345,995)  $  (349,923)  $  (345,995)  $  (349,923)
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



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------
                                                          Nine Months Ended
                                                        Aug. 31,      Aug. 31,
                                                          2000          1999
                                                          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                $    73,198   $   (88,740)
     Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
             Depreciation and amortization                402,120       366,823

         Changes in assets and liabilities:
             Increase in accounts receivable              (30,165)       (6,903)
             Increase in prepaid expenses and
               deposits                                (1,807,911)      (39,454)
             (Increase) Decrease in deferred
               expenses                                   (27,118)       25,559
             (Decrease) Increase in refundable tenant
               deposits                                      (821)       17,631
             Increase (Decrease) in accounts payable
               and Accrued expenses                       463,889       (62,596)
                                                      -----------   -----------

             Total Adjustments                         (1,000,006)      301,060
                                                      -----------   -----------

             Net cash from operating activities          (926,808)      212,320
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                    (436,811)      (53,098)
                                                      -----------   -----------

             Net cash used in investing activities       (436,811)      (53,098)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                  (240,764)     (321,103)
                                                      -----------   -----------

             Net cash used in financing activities       (240,764)     (321,103)
                                                      -----------   -----------

NET DECREASE IN CASH
AND CASH EQUIVALENTS                                   (1,604,383)     (161,881)
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, beginning of period          2,572,203       486,156
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $   967,820   $   324,275
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION - Cash paid during period for
       interest                                       $   671,868   $   500,688
                                                      ===========   ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

              THREE AND NINE MONTHS ENDED AUGUST 31, 2000 AND 1999
              ----------------------------------------------------

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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at August 31, 2000 and for all periods presented have been made. The results of operations for the three-month and nine-month period ended August 31, 2000 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest (formerly Nooney, Inc.), a wholly-owned subsidiary of CGS Real Estate Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The income per limited partnership unit for the three and nine months ended August 31, 2000 and 1999 was computed based on 12,000 units, the number of units outstanding during the periods.

NOTE E:

CGS is continuing the process of developing a plan pursuant to which the properties owned by the Registrant would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquiror would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquiror which would be listed on a national securities exchange or the NASDAQ national market system. The transaction is subject to the approval of the limited partners of the Registrant and portions of the other partnerships. The Registrant has filed a Registration Statement on Form S-4 relating to the solicitation of consents with the Security and Exchange Commission.

NOTE F:

The  Registrant   has  no  other   comprehensive   income  items,   accordingly,
comprehensive income and net income are the same for all periods presented.

NOTE G:

The Partnership has four reportable operating segments: Jackson Industrial, Maple Tree Shopping Center, Park Plaza I & II, and Morenci Professional Park. The Partnership's management evaluates performance of each segment based on profit or loss from operations before allocation of property write downs, general and administrative expenses, unusual and extraordinary items, and interest.

                                 Three Months Ended       Nine Months Ended
                                      August 31,               August 31,
                                   2000       1999         2000         1999
                                   ----       ----         ----         ----
Revenues:
   Jackson Industrial          $  246,016  $  120,722   $  640,263   $  365,520
   Maple Tree Shopping Center     140,394     150,872      443,980      435,408
   Park Plaza I & II              147,422     123,648      431,322      392,445
   Morenci Professional Park      141,714     139,424      449,698      393,679
                               ----------  ----------   ----------   ----------
                                  675,546     534,666    1,965,263    1,587,052
                               ==========  ==========   ==========   ==========
Operating Profit:
   Jackson Industrial          $   31,017  $  (78,402)  $  (32,460)  $ (269,171)
   Maple Tree Shopping Center       4,889      41,767       23,576       91,843
   Park Plaza I & II               32,785      54,456       96,561      163,841
   Morenci Professional Park       (3,201)     26,603       12,515       14,690
                               ----------  ----------   ----------   ----------
                                   65,490      44,424      100,192        1,203
                               ==========  ==========   ==========   ==========
Capital Expenditures:
   Jackson Industrial          $        0  $        0   $    3,711   $    3,332
   Maple Tree Shopping Center     127,805         (55)     343,605       17,797
   Park Plaza I & II               21,894       1,151       29,842       12,401
   Morenci Professional Park       48,088       2,910       59,654       19,569
                               ----------  ----------   ----------   ----------
                                  197,787       4,006      436,812       53,099
                               ==========  ==========   ==========   ==========

Depreciation and Amortization:
   Jackson Industrial          $   57,630  $   55,672   $  173,582   $  166,711
   Maple Tree Shopping Center      20,195      17,430       60,948       52,055
   Park Plaza I & II               21,566      16,481       62,374       48,917
   Morenci Professional Park       33,890      33,379      105,216       98,937
                               ----------  ----------   ----------   ----------
                                  133,281     122,962      402,120      366,620
                               ==========  ==========   ==========   ==========

Assets:
                                      August 31, 2000         November 30, 1999
                                      ---------------         -----------------

   Jackson Industrial                      $3,178,368                $3,238,441
   Maple Tree Shopping Center               1,514,297                 1,152,425
   Park Plaza I & II                          901,951                   900,312
   Morenci Professional Park                1,559,198                 1,521,530
                                           ----------                ----------
                                            7,153,814                 6,812,708
                                           ==========                ==========

Reconciliation of segment data to the Partnerships's consolidated data is as follows:

                                 Three Months Ended        Nine Months Ended
                                     August 31,               August 31,
                                  2000        1999         2000         1999
                                  ----        ----         ----         ----
Revenues:
   Segments                    $  675,546  $  534,666   $1,965,263   $1,587,052
   Corporate and other             16,890       7,710       66,567       36,021
                               ----------  ----------   ----------   ----------
                                  692,436     542,376    2,031,830    1,623,073
                               ==========  ==========   ==========   ==========

Net Income:
   Segments                    $   65,490  $   44,424   $  100,192   $    1,203
   Corporate and other income      16,890       7,710       66,567       36,021
   General and admin expenses     (30,088)    (68,897)     (93,561)    (125,964)
                               ----------  ----------   ----------   ----------
   Net income                      52,292     (16,763)      73,198      (88,740)
                               ==========  ==========   ==========   ==========

Depreciation and Amortization
   Segments                    $  133,281  $  122,962   $  402,120   $  366,620
   Corporate and other                  0           0            0          203
                               ----------  ----------   ----------   ----------
                                  133,281     122,962      402,120      366,823
                               ==========  ==========   ==========   ==========

Assets:
                                      August 31, 2000         November 30, 1999
                                      ---------------         -----------------

Segments                                   $7,153,814                $6,812,708
Corporate and other                         2,568,920                 2,614,524
                                           ----------                ----------
                                            9,722,734                 9,427,232
                                           ==========                ==========

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of August 31, 2000 is $967,820, reflecting a decrease of $1,604,383 from year ended November 30, 1999. The decrease in cash can primarily be attributed to the Registrant having advanced more than its proportionate share of the costs relating to the formation of the real estate investment trust currently being formed by affiliates of the general partner. To the extent that expenses advanced by the Registrant exceed its proportionate share, the Registrant will receive a credit for any excess portion in determining the shares in the real estate investment trust to be issued to partners in the Registrant. If the transaction is not consummated, the general partner of the Registrant will reimburse the Registrant for expenses incurred by the Registrant in connection with the transaction. Cash used in operating activities for the nine months ended August 31, 2000 was $1,000,006. Capital additions in the amount of $436,811 and payments on mortgage notes of $240,764 were made during the first three quarters of 2000. The Registrant plans to maintain adequate cash reserves and fund capital expenditures during the remainder of 2000. The capital expenditures by property anticipated for the balance of 2000 are as follows:

                                 Leasing Capital  Other Capital       Total
                                 ---------------  -------------       -----
     Park Plaza I & II              $  8,493        $ 82,500        $ 90,993
     Maple Tree Shopping Center            0          38,000          38,000
     Jackson Industrial                1,100               0           1,100
     Morenci Professional Park         3,600          61,000          64,600
                                    --------        --------        --------
                                    $ 13,193        $181,500        $194,693
                                    ========        ========        ========

Leasing Capital at Park Plaza I & II, Jackson Industrial, and Morenci Professional Park will fund tenant alterations and lease commissions for both new and renewal tenants. Other Capital at Park Plaza I & II represents the replacement of porch canopies and roof repairs. Other Capital at Maple Tree Shopping Center will be for roof replacement and at Morenci Professional Park, Other Capital represents costs for sidewalk replacement and an asphalt overlay of the parking lot. The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

On November 30, 1999, the Registrant refinanced the debt on three of its properties. A new note with a balance of $5,721,083 secured by Park Plaza I and II, Morenci Professional Park, and Maple Tree Shopping Center was obtained. In addition, the lender held back $628,917 for specified capital improvements. $143,419 of the previously mentioned 'Other Capital' will be funded by this capital reserve. The remaining money from this lender held account will be drawn upon by the Registrant as needed. The refinancing resulted in a total mortgage for the above-mentioned properties of $6,350,000. The balance of this mortgage at August 31, 2000 was $5,591,766. The note bears interest at a rate of 9.01% per annum and calls for monthly installments of $57,348 including both interest and principal, through December 2004. The first mortgage debt on Jackson Industrial has a balance due of $3,554,527 and a maturity date of November 2000. The interest rate on the debt is 9.31%. The Registrant intends to renew the Jackson Industrial note payable under similar terms.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of the mortgage debt as it matures.

Results of Property Operations
------------------------------

The results of operations of the Registrant's properties for the quarter ended August 31, 2000 and 1999 are detailed in the schedule below. Revenues and expenses of the Registrant are not presented:

                          Jackson      Maple Tree      Park Plaza       Morenci
                        Industrial   Shopping Center    I and II      Prof. Park
                        ----------   ---------------   ----------     ----------
         2000
         ----
Revenues                $ 246,016       $ 140,394      $ 147,422      $ 141,714
Expenses                  214,999         135,505        114,637        144,915
                        ---------       ---------      ---------      ---------
Net Income (Loss)       $  31,017       $   4,889      $  32,785      $  (3,201)
                        =========       =========      =========      =========

         1999
         ----
Revenues                $ 120,722       $ 150,872      $ 123,648      $ 139,424
Expenses                  199,124         109,105         69,192        112,821
                        ---------       ---------      ---------      ---------
Net (Loss) Income       $ (78,402)      $  41,767      $  54,456      $  26,603
                        =========       =========      =========      =========

The operating results at Jackson Industrial reflect an increase in revenue of $125,294 when comparing the quarter ended August 31, 2000 to the quarter ended August 31, 1999. This increase is primarily due to a 39% rise in the occupancy level, than that of prior year. Expenses increased $15,875 when comparing the two quarters. This increase was primarily due to increase in management fees ($6,265), repairs & maintenance related expenses ($4,776), and various other operating expenses ($4,834). The increased management fee expense is direct result of the increased revenue.

At Maple Tree Shopping Center, revenues decreased $10,478 when comparing the two three month periods ending August 31, 2000 and 1999, primarily due to a decrease in percentage rent revenues based on reported sales from the tenants located at the property. Expenses increased $26,400 when comparing the two periods. This increase can primarily be attributed to increases in interest expense ($7,001), professional service fees ($4,308), bad debt expense ($8,486), real estate tax expense ($5,250), and landscaping expense ($1,971). The increase in interest expense can be attributed to a larger principal balance than that reflected at August 31, 1999. The bad debt expense reflects an allowance set up for accounts receivable that is 90 days past due and over.

Revenues at Park Plaza I & II increased $23,774 when comparing the quarter ended August 31, 2000 to 1999. This increase is primarily due to increases in base rental revenue ($11,677) and common area maintenance reimbursements ($13,225). The base rent increase is attributable to the 100% occupancy level at the property at August 31, 2000. The property reflected an occupancy level of 92% for the same period in 1999. The common area maintenance reimbursement increase is a direct result of the larger amount of reimbursable expenses that have been incurred by the property. Expenses increased when comparing the two quarters by $45,445 mainly due to increases in interest expense ($28,322), depreciation & amortization expense ($5,085), and bad debt expense ($11,848). The increased interest expense is directly related to the higher principal balance than that of prior year. The bad debt expense represents an allowance set up for those receivables 90 days and over.

At Morenci Professional Park, revenues remained relatively stable when comparing the third quarters of 2000 to 1999. Revenues increased $2,290 primarily due to increases in both base rental revenue ($4,656) and common area maintenance reimbursements ($2,561), partially offset by a decrease in miscellaneous revenues of ($4,636). Expenses increased $32,094 when comparing the two quarters primarily due to increases in repairs and maintenance related expenses ($3,243), interest expense ($15,704), and bad debt expense ($12,352). The increase in interest expense is attributable to the larger principal balance and the bad debt expense increase is due to the 90 days and over allowance now being recorded, as both mentioned above in previous property comparisons.

The occupancy levels of the Registrant's properties at August 31, 2000, 1999 and 1998 are as follows:

                                            Occupancy levels as of August 31,
         Property                            2000         1999         1998
         --------                            ----         ----         ----
Park Plaza I & II                             100%          92%          98%
Morenci Professional Park                      90%          93%          94%
Maple Tree Shopping Center                    100%         100%         100%
Jackson Industrial                            100%          61%          39%

At Park Plaza I & II, occupancy remained consistent at 100% during the quarter. Leasing activity consisted of the renewal of one tenant occupying 4,140 square feet. At Park Plaza I & II, one tenant occupies 10% of the available space, with a lease expiring in 2004.

At Morenci Professional Park, occupancy decreased 2% to 90% during the quarter. Leasing activity consisted of one tenant vacating 2,400 square feet and one tenant renewing 6,000 square feet during the quarter. No tenant occupies more than 10% of the available space at Morenci Professional Park.

At Maple Tree Shopping Center, occupancy remained at 100% throughout the quarter. No leasing activity occurred during the quarter. The property has two major tenants who occupy approximately 18% and 42% of the available space with leases expiring in April 2005 and July 2004, respectively.

Jackson Industrial remained 100% occupied during the quarter. The property has two tenants who lease 61% and 39% of the available space, with leases expiring in November 2001 and July 2002, respectively.

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

2000 Comparisons
----------------

Consolidated revenues for the three month period ended August 31, 2000 and 1999 are $692,436 and $542,376, respectively. For the nine month period ended August 31, 2000 and 1999, consolidated revenues are $2,031,830 and $1,623,073, respectively. For the quarter ended, revenues increased $150,060 and for the nine month period, revenues increased $408,757. The increase in consolidated revenues for the three month period can be attributed to increases in base rental revenue ($96,163), interest income ($3,070), common area maintenance reimbursements ($13,502), and escalation revenue ($47,318). These increases in revenue were partially offset by a decrease in percentage rent revenue ($10,444). The increase in base rent is primarily due to increased occupancy levels at Jackson Industrial and Park Plaza I & II from that of the same quarter in the prior year. The increases in both common area maintenance reimbursements and escalation revenue can be attributed to a significant increase in the reimbursable expenses at the properties, in addition to increases in occupancy and certain tenants' proportionate share of the responsibility. The increase in interest revenue is due to interest being earned on larger bank account balances than that of prior year. The decrease in percentage rent is attributable to the lack of billings based on tenant sales at Maple Tree Shopping Center, as mentioned in the property comparisons. The significant increase in consolidated revenues when comparing the nine month periods ending August 31, 2000 and 1999 can be attributed to increases in real estate tax revenue ($18,141), base rental revenue ($244,092), common area maintenance reimbursements ($60,787), interest income ($38,709), and escalation revenue ($54,461). These increases in revenue were partially offset by decreases in percentage rent ($5,239) and miscellaneous revenues ($2,194). The increase in base rent, common area maintenance reimbursements, escalation revenue, and interest income is the same for the nine month period ended as was previously stated above for the three month period when compared to the same periods of prior year. The increase in real estate tax revenue is primarily due to an increase in both real estate tax revenue and related tax expense at Maple Tree Shopping Center.

As of August 31, 2000 and 1999, consolidated expenses for the quarter ended were $640,144 and $559,139, respectively. For the nine month period ended August 31, 2000 and 1999, consolidated expenses were $1,958,632 and $1,711,811, respectively. For the quarter ended expenses increased $81,005. This increase can primarily be attributed to increases in interest expense ($47,985), real estate tax expense ($4,000), depreciation & amortization expense ($10,319), management fees ($5,505), insurance ($3,094), parking lot & landscaping ($2,628), and other operating expenses ($46,733). These increased expenses were partially offset by decreases in office related expenses ($2,100), professional service fees ($32,946), and vacancy related expenses ($3,450). The increase in interest expense can be attributed to a higher principal balance reflected at three of the Registrant's properties as a result of the debt refinancing in November 1999. The depreciation & amortization increase is due to new tenant and capital assets added since the prior year comparison period. Bad debt expense accounts for the majority of the increased other operating expenses ($32,686). This can be attributed to allowances now being set up for receivables 90 days and older. This allowance was not recorded during the same reporting period for 1999. The decrease in professional services is primarily due to the lack of appraisals performed and expensed during the third quarter of 2000, as was done in the third quarter of 1999. For the nine month period ending August 31, 2000, expenses increased $246,821. This was due to increases in interest expense ($171,180), depreciation & amortization expense ($35,297), real estate tax expense ($8,323), management fees ($17,276), payroll ($8,166), other operating expenses ($38,724), insurance ($13,147), and parking lot/landscaping expense ($9,739). These increases were partially offset by decreases in repairs and maintenance related expenses ($7,157), office expenses ($7,123), professional services ($31,860), and vacancy related expenses ($8,891). The increases in interest, depreciation & amortization, and other operating expenses, as well as the decrease in professional services has been addressed above in the three month consolidated expense comparison. The increased management fee expense for the nine month period is a direct result of the higher revenues reflected than that of prior year. Insurance rates increased for the current policy period when compared to the same coverage period in 1999.

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


Inflation
---------

The effects of inflation did not have material impact upon the Registrant's operations in fiscal year 1999 and are not expected to materially affect the Registrant's operations in 2000.

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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


Dated:    October 13, 2000          NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
      -----------------------

                                    By:   NOONEY INVESTORS, INC.
                                          General Partner

                                    By:   /s/ Gregory J. Nooney, Jr.
                                          -----------------------------------
                                          Gregory J. Nooney, Jr.
                                          Vice Chairman

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