Form 10-K
period 2000-11-30
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 2001-02-28
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-K
(Mark One)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended          November 30, 2000
                          ------------------------------------------------------

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

As of February 1, 2001, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $12,000,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units issued and outstanding on February 1, 2001, excluding the number of units beneficially owned by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any other purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

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

The  Registrant  has  no  employees.   Property   management  services  for  the
Registrant's investment properties are provided by American Spectrum Midwest, Inc., an affiliate of the General Partners.

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

The Registant's participation in this plan will require the consent of its limited partners. A registration statement has been filed with the Securities and Exchange Commission with respect to this plan. The plan and the benefits and risks thereof will be described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it is declared effective by the Securities and Exchange Commission. Following effectiveness, solicitation materials will be provided to limiited partners in connection with the solicitation of the consent of the limited partners. There can be no assurances that the plan described above will be consummated.

     SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, is not effective for the partnership until the fourth quarter of 2001. Substantially all of the partnership's revenue is derived from scheduled, contractual rental payments (there are no contingent rent clauses within their lease agreements). Management of the partnership did not include a discussion of SAB 101 within the financial statements, as they believe the impact on its financial postion and results of operations is not expected to be material. Management proposes to add additional disclosures in future filings.


ITEM 2:  PROPERTIES
-------------------

On October 3, 1979, the Registrant purchased the Maple Tree Shopping Center ("Maple Tree") located at the corner of Clayton and Clarkson Roads in West St. Louis County, Missouri. Constructed in 1974 of steel and masonry block, Maple Tree contains approximately 72,000 net rentable square feet and is located on a
7.8 acre site which provides paved parking for 366 cars. The purchase price of Maple Tree was $3,184,053. Maple Tree was 99% leased by 17 tenants at November 30, 2000.

On October 15, 1980, the Registrant purchased Park Plaza I & II, ("Park Plaza") an office/warehouse center located at 5707-5797 Park Plaza Court in Indianapolis, Indiana. Park Plaza consists of two one-story, concrete block buildings. Park Plaza I was built in 1975 and Park Plaza II in 1979. Park Plaza is located on a 9-acre site which provides paved parking for 150 cars. The purchase price of Park Plaza was $2,411,163. The buildings contain a total of approximately 95,000 net rentable square feet and were 100% leased by 28 tenants at November 30, 2000.

On March 27, 1981, the Registrant purchased Morenci Professional Park Buildings A, B, C, D & G ("Morenci"), an office/warehouse complex located at 62nd Street and Guion Road in Indianapolis, Indiana. Morenci consisted of five one-story, masonry buildings located on a 13.35-acre site. Buildings A, B, C & D were built in 1975 and building G was built in 1979. The total purchase price, excluding Building G, of Morenci was $3,009,924. On November 14, 1991, Building G was sold to a party unaffiliated with the Registrant. The remaining buildings contain a total of approximately 105,600 net rentable square feet and were 91% leased by 48 tenants at November 30, 2000.

On March 27, 1981, the Registrant purchased the Jackson Industrial Building A ("Jackson Warehouse"), a warehouse building located at Post Road and 30th Street in Indianapolis, Indiana. Jackson Warehouse is a one-story, masonry building and is located on a 21.87-acre site. The building, originally constructed in 1976 and subsequently expanded in 1980, contains approximately 320,000 net rentable square feet. The purchase price of Jackson Warehouse was $6,089,929. Jackson Warehouse was 100% leased by 2 tenants at November 30, 2000.

Reference is made to Note 3 to Notes to Financial  Statements  filed herewith as
Exhibit 99.3 for a description of the mortgage indebtedness secured by the Registrant's real property investments. Reference is also made to Note 6 to Notes to Financial Statements for a discussion of revenues derived from major tenants.


The following table sets forth certain information as of November 30, 2000, relating to the properties owned by the Registrant.

                                                    AVERAGE
                                                   ANNUALIZED
                                                   EFFECTOVE
                                   TOTAL          BASE REMT PER        PER-          PRINCIPAL TENANTS
                      SQUARE    ANNUALIZED         SQUARE FOOT         CENT    OVER 10% OF PROPERTY BASE RENT      LEASE
PROPERTY               FEET      BASE RENT          (LEASED)          LEASED            REVENUES (%)             EXPIRATION
--------              ------    ----------        -------------       ------   ------------------------------    ----------

Jackson Warehouse    320,000     $ 783,204            $2.45            100%    Von Duprin, Inc. (66%)               2001
                                                                               Paper Manufacturers (34%)            2002

Morenci              105,600     $ 423,240            $4.41             91%    None

Maple Tree            72,000     $ 469,152            $6.58             99%    Schnucks Super Markets (32%)*        2004
                                                                               Super X Drugs (10%)**                2005

Park Plaza            95,000     $ 551,090            $5.80            100%    TRC Corp. (11%)                      2004
                                                                               US Miniature Lamp, Inc. (10%)        2001



*     Space subleased to DeBasio Furniture
**    Space subleased to Medicine & More


ITEM 3:  LEGAL PROCEEDINGS
--------------------------

The Registrant is not a party to any material pending legal proceedings.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
         MATTERS
         -------

As of February 1, 2001, there were 859 record holders of units of Limited Partnership Interest in the Registrant. There is no public market for the Interests and it is not anticipated that a public market will develop.

There were no cash distributions paid to the Limited Partners during fiscal 1999 or fiscal 2000.

The Partnership stopped making distributions in 1999 although it had cash available for distribution. The cash was retained in anticipation of a consolidation transaction or liquidation of the fund.

ITEM 6:  SELECTED FINANCIAL DATA


                                                             Year Ended November 30
                                      -------------------------------------------------------------------
                                         2000          1999          1998          1997          1996
                                      -----------   -----------   -----------   -----------   -----------
                                           (Not covered by report of independent public accountants)

Rental and other income               $ 2,670,141   $ 2,150,405   $ 2,417,980   $ 2,424,206   $ 2,301,696
Net income (loss)                         185,062      (158,010)      (59,425)       88,364        16,926
Data per limited partnership unit:
   Net income (loss)                        15.27        (13.04)        (4.90)         7.29          1.40
Weighted average limited partnership
   units outstanding                       12,000        12,000        12,000        12,000        12,000
At year-end:
   Total assets                         9,429,738     9,427,232     7,574,604     7,906,122     8,354,094
   Investment property, net             6,300,489     6,439,039     6,833,226     7,210,295     7,459,116
   Mortgage note payable                9,076,885     9,387,057     7,236,825     7,633,066     7,999,107
   Deficiency in assets                  (234,131)     (419,193)     (261,183)     (201,758)     (290,122)


See Item 7: Management's Discussion and Analysis for discussion of comparability of items.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

Liquidity and Capital Resources
-------------------------------

Cash reserves as of November 30, 2000, are $661,654, a decrease of $1,910,549 from year ended November 30, 1999. The decrease in cash can primarily be attributed to the Registrant having advanced more than its proportionate share of the costs relating to the formation of the real estate investment trust currently being formed by affiliates of the general partner. To the extent that expenses advanced by the Registrant exceed its proportionate share, the Registrant will received a credit for any excess portion in determining the shares in the real estate investment trust to be issued to partners in the Registrant. If the transaction is not consummated, the general partner of the Registrant will reimburse the Registrant for expenses incurred by the Registrant in connection with the transaction. The Registrant plans to maintain adequate cash reserves and to fund anticipated capital expenditures in 2001. The anticipated capital expenditures by property are:

                               Other Capital    Leasing Capital    Total
                               -------------    ---------------    -----

Park Plaza                       $    -0-          $  8,988      $  8,988
Morenci                            36,000            25,884        61,884
Maple Tree                        381,665            28,960       410,625
Jackson Warehouse                  15,000            48,500        63,500
                                 --------          --------      --------
                                 $432,665          $112,332      $544,997

Other capital at Morenci and partially at Maple Tree ($16,500) will be funded by the cash reserves for such improvements as defined in the loan agreements. Other capital at Jackson Warehouse will be funded from operations. Leasing capital at all four of the Registrant's properties will be funded from operations.

At all four of the Registrant's properties, leasing capital has been budgeted to fund tenant alterations and lease commissions for new and renewal leases to be signed during the year. At Morenci, the Registrant has budgeted other capital for upgrading the exterior lighting. At Maple Tree Shopping Center, other capital has been budgeted for the replacement of a section of the roof, parking lot overlay, sidewalk replacement and canopy and exterior area renovation. At Jackson Warehouse other capital has been budgeted for required rail spur repairs.

The mortgage debt secured by Park Plaza, Morenci, and Maple Tree had a balance of $5,545,699 at November 30, 2000. Lender held funds reserved for capital improvements totaling $628,917 and will partially be drawn upon during 2001 for certain items. This mortgage, when all proceeds have been fully utilized, will reach a maximum principal balance of $6,350,000. The note bears interest at a rate of 9.01% per annum and calls for monthly installments of $57,348 including both interest and principal, through December 2004. The first mortgage debt on Jackson Warehouse has a balance due of $3,531,186 and has been extended through May 1, 2001. The interest rate on the debt is 9.31%. The Registrant is currently negotiating renewing the Jackson note payable under similar terms with a more long-term maturity date.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of mortgage debt as it matures.

Results of Operations
---------------------

The results of operations for the Registrant's properties for the years ended November 30, 2000, 1999, and 1998 are detailed in the schedule below. Expenses of the Registrant are excluded.



                               Jackson
                              Warehouse    Maple Tree   Park Plaza     Morenci
                              ---------    ----------   ----------     -------
         2000
         ----
Revenues                     $   874,988   $   616,816  $   585,320  $   593,809
Expenses                         883,519       541,938      440,965      565,761
                             -----------   -----------  -----------  -----------

    Net (Loss) Income        $    (8,531)  $    74,878  $   144,355  $    28,048
                             ===========   ===========  ===========  ===========


         1999
         ----
Revenues                     $   486,226   $   579,848  $   518,807  $   528,030
Expenses                         817,433       499,735      304,485      503,551
                             -----------   -----------  -----------  -----------

    Net (Loss) Income        $  (331,207)  $    80,113  $   214,322  $    24,479
                             ===========   ===========  ===========  ===========

         1998
         ----
Revenues                     $   835,944   $   591,382  $   484,736  $   530,493
Expenses                       1,130,028       469,852      286,508      455,275
                             -----------   -----------  -----------  -----------

    Net (Loss) Income        $  (294,084)  $   121,530  $   198,228  $    75,218
                             ===========   ===========  ===========  ===========

2000 Property Comparisons
-------------------------

At Jackson Warehouse, for the year ended 2000 revenues increased $388,762 compared to 1999 due to an increase in occupancy. The property is now 100% leased versus 61% in 1999. Expenses increased $66,086 when comparing the two year-end periods primarily due to increases in management fees ($19,438) and other non-operating expenses ($46,520). The increase in management fees is directly related to the increased revenues.

At Maple Tree, revenues increased ($36,968) due to increases reflected in percentage rent ($3,160), common area maintenance reimbursement ($9,377), real estate tax revenues ($12,239), base rental revenue ($3,934), and late fee revenue ($8,258). The increased revenues for both common area maintenance and real estate tax can primarily be attributed to a portion of the tenants that moved in during 1999 began paying these items in 2000 only. Expenses at Maple
Tree increased ($42,203) when compared to year-end 1999 primarily due to increases in depreciation and amortization expense ($11,862), bad debt expense ($19,395), legal fee expense ($6,649) and professional fee expense ($3,899). The increase in bad debt expense can be attributed to the write off of accounts receivable for a former tenant deemed uncollectable by the property manager (this also relates to the increased legal fees).

At Park Plaza, revenues increased $66,513 when compared to the prior year end. Base rental revenues increased ($52,372), common area maintenance reimbursement revenue increased ($19,912) and real estate tax revenue increased ($9,719). These increases were partially offset by decreases in miscellaneous revenue ($15,694). The increase in base rental revenue is due to both the 100% occupancy level achieved during 2000 and increased rental rates. The increase in common area maintenance reimbursement revenue is primarily due to the 1999 revenue reflecting refunds issued for tenant overpayments in 1998, whereas the 2000 revenues reflected no refunds. Expenses increased $136,480 due primarily to increases in management fee expense ($2,778), interest expense ($106,854), depreciation and amortization expense ($13,625), and bad debt expense ($10,948). The increase in interest expense can be attributed to the higher principal balance carried throughout 2000. This increase in principal was effective in November 1999. The increase in bad debt expense is due to the write off of accounts receivable for a former tenant deemed uncollectable by property manager.

At Morenci, revenues increased $65,779 when comparing the year ended 2000 to the year ended 1999. The increase in revenues is due primarily to increases in base rental revenue ($7,709), common area maintenance reimbursement revenue ($47,690), and real estate tax revenue ($12,820). These increases were partially offset by a decrease in miscellaneous income. The increase in common area maintenance reimbursement revenue and real estate tax revenue can primarily be attributed to two factors. First, several tenants that moved in during 1999 just started paying these items during the year 2000. Also, there were additional revenue items recorded in 2000 that related to adjustments made for 1999 reimbursable expenses. Expenses increased $62,210 due to increases reflected in management fees ($3,418), payroll expense ($4,178), vacancy-related expenses ($6,386), interest expense ($53,801), and depreciation and amortization expense ($8,847). These increases were partially offset by decreases in electrical repairs ($4,352), plumbing repairs ($6,411), and various other operating expenses ($3,657). The increased interest expense can be attributed to the higher principal balance reflected for the entire year in 2000.

The occupancy levels at November 30 are as follows:

                                              Occupancy rates at November 30,
                                                2000        1999        1998
                                              -------------------------------

    Park Plaza                                  100%         98%         95%
    Morenci                                      91%         92%         94%
    Maple Tree                                   99%        100%        100%
    Jackson Warehouse                           100%         61%         61%

For the year ended November 30, 2000, Jackson Warehouse had two tenants who leased 100% of the space. One of the tenants occupied 39% of the space on a lease which expires in July 2002. The other tenant occupied 61% of the space on a lease which expires in November 2001. During 2000, leasing activity consisted of an expansion for the tenant currently occupying 61%. This tenant occupied 21% of the available at the end of 1999.

Maple Tree decreased 1% to 99% occupied during the fourth quarter of 2000. During the quarter, one tenant renewed their lease for 2,640 square feet and one tenant vacated a total of 800 square feet. During all of 2000, the Registrant renewed two leases for 17,360 square feet and one tenant vacated 800 square feet. The center has two major tenants who occupy 18% and 42% of the available space. Their leases have expiration dates of April 30, 2005 and July 31, 2004, respectively.

Occupancy at Park Plaza remained consistent at 100% during the fourth quarter of 2000. During the fourth quarter, two tenants signed new leases for 5,240 square feet and one tenant renewed its lease for 2,340 square feet. During all of 2000, the Registrant signed new leases with five tenants for 12,040 square feet; eight tenants renewed their leases for 29,280 square feet; and three tenants vacated 7,700 square feet. At Park Plaza one tenant occupies 10% of the total space, with a lease expiring August 2004.

Occupancy at Morenci was 91% as of November 30, 2000. During the fourth quarter, three tenants signed new leases for 6,000 square feet; three tenants renewed their leases for 4,800 square feet; and two tenants vacated 4,800 square feet. During all of 2000, nine tenants signed new leases for 15,600 square feet; 16 tenants renewed their leases for 33,600 square feet; and nine tenants vacated 18,000 square feet. No tenant occupies more than 10% of the total space at Morenci.

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

2000 Comparisons
----------------

For the year ended November 30, 2000, consolidated revenues were $2,746,035 compared to $2,150,447 for the year ended November 30, 1999. The increase in revenues of $595,588 can be attributed to overall increases in base rental revenues ($339,117) at all of the Registrant's properties (primarily Jackson), common area maintenance reimbursement and escalation revenues ($163,932), real estate tax revenue ($32,568), and interest income ($75,894). These increased revenues were partially offset by a decrease in miscellaneous revenue. The increased tenant reimbursement revenues (common area maintenance, escalation, and real estate tax) have all been addressed individually at the property level. The increase in interest income can be attributed to the increased cash balances reflected in the earlier part of 2000 as a result of funds obtained with the refinancing in November 1999.

Consolidated expenses for the year ended November 30, 2000, were $2,560,973 as compared to $2,308,457 for the year ended November 30, 1999. Consolidated expenses increased $252,516 due to increases in interest expense ($203,743), depreciation and amortization ($43,175), repairs and maintenance ($14,271) and management fees ($26,869), partially offset by decreases in real estate tax expense ($11,045) and other operating expense ($24,497). The increase in interest expense can primarily be attributed to the increased principal balances at Maple Tree, Park Plaza, and Morenci reflected throughout the entire year of 2000. The increase in depreciation and amortization expense is directly related to the capital additions made during 2000. The increased management fees are a result of the increased property revenues. Net income for the year ended November 30, 2000 was $185,062 compared to the net loss of ($158,010) reflected at November 30, 1999. This increase of $343,072 resulted in a net income per partnership unit of $15.27 compared to the net loss per partnership unit of ($13.04) in 1999. Net cash used in operating activities for the year ended November 30, 2000 was ($1,287,789).

The large amount of net cash used can be attributed to the Registrant advancing more than its proportionate share of the costs relating to the formation of the real estate investment trust as previously discussed in the Liquidity and Capital Resources section. The Registrant was able to fund capital expenditures of $312,588 and make payments on mortgage notes payable of $310,172 during 2000.

1999 Comparisons
----------------

For the year ended November 30, 1999, consolidated revenues were $2,150,447 compared to $2,423,480 for the year ended November 30, 1998. The decrease in revenues of $273,033 can primarily be attributed to the loss of revenues at Jackson Warehouse due to lower occupancy level throughout the year when compared to that of the prior year.

Consolidated expenses for the year ended November 30, 1999, were $2,308,457 as compared to $2,482,905 for the year ended November 30, 1998. Consolidated expenses decreased $174,448. The decrease is primarily attributable to decreases in vacancy and other expenses at the Jackson Warehouse. In 1998, a significant amount of expense was incurred to prepare the property for re-leasing after the vacating of a former major tenant. During 1999 this expense was not necessary since the space was rehabilitated in 1998. Net loss for the year ended November 30, 1999, was $158,010 compared to a net loss of $59,425 for the year ended

November 30, 1998. This decrease of $98,585 resulted in a net loss per partnership unit of $13.04 compared to net loss per limited partnership unit of $4.90 for the year ended November 30, 1998. Net cash used in operating activities for the year ended November 30, 1999 was ($4,207). The Registrant was able to fund capital expenditures of $59,978 and make payments on previously existing notes payable of $395,283 during 1999.

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal years 1998, 1999, and 2000, and are not expected to materially affect the Registrant's operation in 2001.

Interest Rates
--------------

All debt of the Registrant is now at a fixed rate, therefore, future increases in the prime interest rate will not affect operations of the Registrant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Registrant considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Registrant had no holdings of derivative financial or commodity instruments at November 30, 2000. A review of the Registrant's other financial instruments and risk exposures at that date revealed that the Registrant had no exposure to interest rate risk due to the payoff of the second mortgage debt. Interest rates are not anticipated to affect the Registrant's financial position, results of operations or cash flows.

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

During fiscal 2000, there were no cash distributions paid to the General Partners by the Registrant.

See Item 13 below for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners.

   Title           Name of               Amount and Nature of     Percentage
 of Class      Beneficial Owner           Beneficial Ownership     of Class
 --------      ----------------           --------------------    ------------

 Limited      Liquidity Fund XI                     10 Units          0.08%
Partnership   Liquidity Fund XVI                     3 Units          0.02%
 Interests    Liquidity Fund
                 Growth+Partners                    45 Units          0.38%
              Liquidity Fund
                 Income-Growth Investors            38 Units          0.32%
              Liquidity Fund Tax
                 Exempt Partners II                298 Units          2.48%
              Liquidity Fund 73, L.P.              142 Units          1.18%
              Liquidity Fund 74, L.P.              256 Units          2.13%
              Liquidity Fund Tax Exempt
                 Partners III                       14 Units          0.12%
              Liquidity Fund Qualified
                 Plan Investors II                  50 Units          0.42%

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

CGS is located at 1800 E. Deere, Santa Ana, California 92705.

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

American Spectrum Midwest, Inc., the manager of the Registrant's properties, is a wholly-owned subsidiary of CGS, an affiliate of the General Partner. American Spectrum Midwest, Inc. is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus administrative expenses. During fiscal 2000, the Registrant paid property management fees of $132,191 to American Spectrum Midwest, Inc. and $30,000 as reimbursement for indirect expenses incurred in connection with management of the Registrant.

See Item 11 above for a discussion of cash distributions paid to the General Partners during fiscal 2000.

(b)   Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during fiscal 2000 in connection with various transactions.

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


                                     NOONEY REAL PROPERTY INVESTORS-TWO, L.P.

                                     By: Nooney Investors, Inc., General Partner



Date:      February 28, 2001         By:/s/ William J. Carden
      ---------------------------    -------------------------------------------
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


Date:      February 28, 2001               By:/s/ William J. Carden
      -----------------------------        -------------------------------------
                                                  William J. Carden
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Date:      February 28, 2001               By:/s/ Gregory J. Nooney, Jr.
      -----------------------------        -------------------------------------
                                                  Gregory J. Nooney, Jr.
                                                  Director

Date:      February 28, 2001               By:/s/ Thomas N. Thurber
      -----------------------------        -------------------------------------
                                                  Thomas N. Thurber
                                                  Director

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number                      Description
-------                     -----------

3.1    Amended and Restated Agreement and Certificate of Limited
       Partnership dated November 5, 1979, is incorporated by reference to the Prospectus contained in Amendment No. 1 to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-65006).

10     Management Contract between Nooney Real Property Investors-
       Two, L.P. and Nooney Company is incorporated by reference to
       Exhibit 10(a) to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-65006). The Management Contract was assigned by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company, on October 31, 1997, to Nooney, Inc. (n/k/a American Spectrum Midwest), a wholly-owned subsidiary of CGS Real Estate Company, Inc., and is identical in all material respects to the management contract referred to above.

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



John J. Nooney

Limited Partnerships:


   Nooney Income Fund Ltd., L.P.
   Nooney Income Fund Ltd. II, L.P.


Companies:

   None

                                                                    EXHIBIT 99.3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Nooney Real Property Investors-Two, L.P.:


We have audited the accompanying balance sheet of Nooney Real Property Investors-Two, L.P. (a Missouri limited partnership) as of November 30, 2000, and the related statements of operations, deficiency in assets and cash flows for the year ended November 30, 2000. Our audit also included the financial statement schedules listed in the index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Partnership's general partners. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. The financial statements of Nooney Real Property Investors-Two, L.P. as of November 30, 1999, were audited by other auditors whose report dated February 4, 2000, expressed on unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nooney Real Property Investors-Two, L.P. as of November 30, 2000, and the results of its operations and its cash flows for the year ended November 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



ARTHUR ANDERSEN LLP


St. Louis, Missouri,
   January 26, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Nooney Real Property Investors-Two, L.P.:


We have audited the accompanying balance sheet of Nooney Real Property Investors-Two, L.P. (a limited partnership) as of November 30, 1999, and the related statements of operations, deficiency in assets and cash flows for each of the two years in the period ended November 30, 1999. These financial statements are the responsibility of the Partnership's general partners. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Nooney Real Property Investors-Two, L.P. as of November 30, 1999, and the results of its operations and its cash flows for each of the two years ended November 30, 1999, in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP


February 4, 2000

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------
                             (A Limited Partnership)


                 BALANCE SHEETS AS OF NOVEMBER 30, 2000 AND 1999
                 -----------------------------------------------

                                                        2000           1999
                                                    ------------   ------------

                                     ASSETS
                                     ------

CASH AND CASH EQUIVALENTS                           $    661,654   $  2,572,203
                                                    ------------   ------------
ACCOUNTS RECEIVABLE, net of allowance of $7,678
  and $-0-, respectively                                 157,884        120,110
                                                    ------------   ------------

PREPAID EXPENSES                                         264,499         58,448
                                                    ------------   ------------

RECEIVABLE FROM AFFILIATE                              1,855,043           --
                                                    ------------   ------------
INVESTMENT PROPERTY:
   Land                                                1,886,042      1,886,042
   Buildings and improvements                         14,459,534     14,187,855
                                                    ------------   ------------
                                                      16,345,576     16,073,897

   Less-  Accumulated depreciation                   (10,045,087)    (9,634,858)
                                                    ------------   ------------
                                                       6,300,489      6,439,039
                                                    ------------   ------------

DEFERRED EXPENSES, net                                   190,169        237,432
                                                    ------------   ------------
           Total assets                             $  9,429,738   $  9,427,232
                                                    ============   ============

                      LIABILITIES AND DEFICIENCY IN ASSETS
                      ------------------------------------

LIABILITIES:
   Accounts payable and accrued expenses            $    486,172   $    359,278
   Refundable tenant deposits                            100,812        100,090
   Mortgage notes payable                              9,076,885      9,387,057
                                                    ------------   ------------
           Total liabilities                           9,663,869      9,846,425

DEFICIENCY IN ASSETS                                    (234,131)      (419,193)
                                                    ------------   ------------
           Total liabilities and deficiency in
             assets                                 $  9,429,738   $  9,427,232
                                                    ============   ============



      The accompanying notes are an integral part of these balance sheets.

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------
                             (A Limited Partnership)


                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                      2000        1999           1998
                                                  -----------  -----------   -----------

REVENUES:
   Rental and other income                        $ 2,670,141  $ 2,150,405   $ 2,417,980
   Interest                                            75,894           42         5,500
                                                  -----------  -----------   -----------
           Total revenues                           2,746,035    2,150,447     2,423,480
                                                  -----------  -----------   -----------
EXPENSES:
   Interest                                           882,986      679,243       705,682
   Depreciation and amortization                      534,700      491,525       518,176
   Real estate taxes                                  374,765      385,810       374,014
   Repairs and maintenance                            147,355      133,084       151,061
   Property management fees - related party           132,191      105,322       122,128
   Other operating expenses (includes $30,000 in
     each year to related party)                      488,976      513,473       611,844
                                                  -----------  -----------   -----------
           Total expenses                           2,560,973    2,308,457     2,482,905
                                                  -----------  -----------   -----------
           Net income (loss)                      $   185,062  $  (158,010)  $   (59,425)
                                                  ===========  ===========   ===========
NET INCOME (LOSS) ALLOCATION:
   General partners                               $     1,851  $    (1,580)  $      (594)
   Limited partners                                   183,211     (156,430)      (58,831)
                                                  ===========  ===========   ===========
LIMITED PARTNERS DATA:
   Net income (loss) per unit                     $     15.27  $    (13.04)  $     (4.90)
                                                  ===========  ===========   ===========

   Weighted average limited partnership units
     outstanding                                       12,000       12,000        12,000
                                                  ===========  ===========   ===========



        The accompanying notes are an integral part of these statements.

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------
                             (A Limited Partnership)


                       STATEMENTS OF DEFICIENCY IN ASSETS
                       ----------------------------------

              FOR THE YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998
              ----------------------------------------------------



                                         Limited        General
                                         Partners       Partners         Total
                                         --------       --------         -----


BALANCE, November 30, 1997              $(120,032)     $ (81,726)     $(201,758)

   Net loss                               (58,831)          (594)       (59,425)
                                        ---------      ---------      ---------
BALANCE, November 30, 1998               (178,863)       (82,320)      (261,183)

   Net loss                              (156,430)        (1,580)      (158,010)
                                        ---------      ---------      ---------
BALANCE, November 30, 1999               (335,293)       (83,900)      (419,193)

   Net income                             183,211          1,851        185,062
                                        ---------      ---------      ---------
BALANCE, November 30, 2000              $(152,082)     $ (82,049)     $(234,131)
                                        =========      =========      =========










        The accompanying notes are an integral part of these statements.

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------
                             (A Limited Partnership)


                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                           2000          1999         1998
                                                       -----------   -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $   185,062   $  (158,010)  $   (59,425)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities-
       Depreciation                                        451,138       454,165       487,214
       Amortization of deferred expenses                    83,562        37,360        30,962
       Changes in accounts affecting operations-
         Accounts receivable                               (37,774)       (1,071)        8,376
         Prepaid expenses                                 (206,051)       (2,568)       (9,934)
         Deferred expenses                                 (36,299)     (194,489)      (37,697)
         Accounts payable and accrued expenses             126,894      (159,598)      124,260
         Refundable tenant deposits                            722        20,004          (112)
                                                       -----------   -----------   -----------
           Net cash provided by (used in) operating
             activities                                    567,254        (4,207)      543,644
                                                       -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net additions to investment property                   (312,588)      (59,978)     (110,145)
                                                       -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Receivable from affiliate                            (1,855,043)         --            --
   Payments on mortgage notes payable                     (310,172)     (395,283)     (396,241)
   Proceeds from mortgage notes payable                       --       5,721,083          --
   Repayment on mortgage note payable                         --      (3,175,568)         --
                                                       -----------   -----------   -----------
           Net cash (used in) provided by  financing
             activities                                 (2,165,215)    2,150,232      (396,241)
                                                       -----------   -----------   -----------
           Net (decrease) increase in cash and cash
             equivalents                                (1,910,549)    2,086,047        37,258

CASH AND CASH EQUIVALENTS, beginning of year             2,572,203       486,156       448,898
                                                       -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of year                 $   661,654   $ 2,572,203   $   486,156
                                                       ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                            $   855,590   $   683,312   $   701,613
                                                       ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------
                             (A Limited Partnership)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                        NOVEMBER 30, 2000, 1999 AND 1998
                        --------------------------------


1.  BUSINESS:
    --------

Nooney Real Property Investors-Two, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Missouri on September 26, 1979. The Partnership was organized to invest primarily in income-producing real properties such as shopping centers, office buildings, other commercial properties, apartment buildings, warehouses and light industrial properties. The Partnership's portfolio is comprised of: a shopping center located in West St. Louis County, Missouri; two office/warehouse complexes, a multitenant office and a warehouse all located in Indianapolis, Indiana. These properties generated 23.1%, 21.9%, 22.2% and 32.8% of rental and other income, respectively, for the year ended November 30, 2000.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

Basis of Presentation
---------------------

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

The Partnership's financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership's properties are managed by American Spectrum Midwest, Inc., a wholly owned subsidiary of CGS Real Estate Company (CGS). Nooney Investors, Inc., a general partner in the Partnership, is a wholly owned subsidiary of S-P Properties, Inc. S-P Properties, Inc. is a wholly owned subsidiary of CGS.

In September 1999, Nooney Investors, Inc. changed its name to American Spectrum Midwest, Inc. and began doing business under the new name at that time. Ownership remained unchanged. Property management fees paid to American Spectrum Midwest, Inc. were $132,191, $105,322 and $122,128 for the years ended November 30, 2000, 1999 and 1998, respectively. Additionally, the Partnership paid American Spectrum Midwest, Inc. $30,000 in 2000, 1999 and 1998 as reimbursement for management services and indirect expenses in connection with the management of the Partnership and $63,500 in 1999 for loan refinancing fees related to the new mortgage notes discussed in Note 3.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid debt instruments with a maturity of three months or less at date of purchase to be cash equivalents. Cash and cash equivalents include $100,812 and $100,090 of restricted cash at November 30, 2000 and 1999, respectively. Restricted cash represents deposits paid by tenants.

Investment Property
-------------------

Investment property is recorded at the lower of cost or net realizable value. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. If a property is determined to be impaired, the loss is measured as the amount by which the carrying amount of the property exceeds its fair value.

Depreciation and amortization is provided on a straight-line basis over the estimated useful life of the depreciable asset (30 years for buildings) or, in the case of tenant alterations, over the term of the lease.

Deferred Expenses
-----------------

Deferred expenses consist primarily of lease fees and financing costs and are amortized over the terms of their respective leases or notes.

Revenue Recognition and Rent Concessions
----------------------------------------

Lease agreements are accounted for as operating leases and rentals from such leases are reported as revenues ratably over the terms of the leases. Certain lease agreements provide for rent concessions. Rent concessions represent revenue which is not yet due under the terms of the various agreements. Accrued rent concessions included in accounts receivable were $21,183 and $20,732 at November 30, 2000 and 1999, respectively.

Included in rental and other income are amounts received from tenants under provisions of lease agreements which require the tenants to pay additional rent equal to specified portions of certain expenses such as real estate taxes, insurance, utilities and common area maintenance. The income is recorded in the same period that the related expense is incurred.

Distributions and Allocations
-----------------------------

Pursuant to the terms of the Partnership Agreement, income and losses from operations and cash distributions are allocated pro rata to the general and limited partners based upon the relationship of original capital contributions.

Limited partnership per unit computations are based on the weighted average number of limited partnership units outstanding during the year.

Recent Accounting Pronouncements
--------------------------------

The Partnership adopted SFAS No. 130, Reporting Comprehensive Income, which requires entities to report changes in equity that result from transactions and economic events other than those with shareholders. The Partnership had no other comprehensive income items; accordingly, net income and comprehensive income are the same.

SFAS No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities provides standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the balance sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments and certain other items. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income depending on whether it is an effective part of a hedged transaction. The adoption of SFAS No. 133 and SFAS No. 138 will not have an effect on the financial statements.

3.  MORTGAGE NOTES PAYABLE:
    -----------------------

Mortgage notes payable as of November 30 and the related collateral book values consist of the following:

                                                             2000        1999
                                                          ----------  ----------

Maple Tree Shopping Center
--------------------------
(Book value of $929,230 at November 30, 2000)
   9.01%, due in monthly installments of $19,758,
   including interest, to December 2004, when
   remaining principal balance of $1,606,616 is due       $1,918,836  $1,977,223

Park Plaza I & II Office/Warehouse Complex
------------------------------------------
(Book value of $880,764 at November 30, 2000)
   9.01%, due in monthly installments of $18,214,
   including interest, to December 2004, when remaining
   principal balance of $1,498,259 is due                  1,778,894   1,833,710

Morenci Professional Park
-------------------------
(Book value of $1,458,537 at November 30, 2000)
   9.01% due in monthly installments of $19,376,
   including interest, to December 2004, when remaining
   principal balance of $1,530,372 is due                  1,847,969   1,910,150

Jackson Industrial Park, Building A
-----------------------------------
(Book value of $3,031,958 at November 30, 2000)
   9.31%, due in monthly installments of $39,203,
   including interest, to May 2001, when remaining
   principal balance of $3,446,577 is due                  3,531,186   3,665,974
                                                          ----------  ----------
                                                          $9,076,885  $9,387,057
                                                          ==========  ==========

The Maple Tree, Park Plaza and Morenci notes that were repaid on November 30, 1999, were paid with the proceeds received upon refinancing the properties with a new lender. Prepayment penalties related to the paid off mortgage notes totaled $27,630 and were expensed in 1999.

Management intends to refinance the Jackson note payable under similar terms by extending the due date.

The mortgage notes are collateralized by deeds of trust and assignments of rents on all investment properties. Future principal payments required are as follows:

      2001                                                     $3,724,275
      2002                                                        211,223
      2003                                                        231,060
      2004                                                        275,080
      2005                                                      4,635,247
                                                               ----------
          Total                                                $9,076,885
                                                               ==========

In accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, the estimated fair value of mortgage notes payable with maturities greater than one year is determined based on rates currently available to the Partnership for mortgage notes with similar terms and remaining maturities. The estimated fair value of mortgage notes payable with maturities of less than one year are valued at their carrying amounts included in the balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. The carrying amount and estimated fair value of the Partnership's debt at November 30, 2000 and 1999, are summarized as follows:

                                       2000                      1999
                             ------------------------  ------------------------
                              Carrying     Estimated    Carrying     Estimated
                               Amount      Fair Value    Amount      Fair Value
                             ----------    ----------  ----------    ----------

     Mortgage notes payable  $9,076,885    $9,073,000  $9,387,057    $9,357,000

Fair value estimates are made at a specific point in time, are subjective in nature and involve uncertainties and matters of significant judgment. Settlement of the Partnership's debt obligations at fair value may not be possible and may not be a prudent management decision.

4.  RENTAL REVENUES UNDER OPERATING LEASES:
    ---------------------------------------

Minimum future rental revenues under noncancelable operating leases in effect as of November 30, 2000, are as follows:

          2001                                                   $2,142,000
          2002                                                      999,000
          2003                                                      556,000
          2004                                                      245,000
          2005                                                       55,000
          Thereafter                                                166,000
                                                                 ----------
                     Total                                       $4,163,000
                                                                 ==========

In addition, certain lease agreements require tenant participation in certain operating expenses and additional contingent rentals based upon percentages of tenant sales in excess of minimum amounts. Tenant participation in expenses included in revenues approximated $358,000 for the year ended November 30, 2000 ($231,000 for the year ended November 30, 1999, and $260,000 for the year ended November 30, 1998). Contingent rentals were not significant for the years ended November 30, 2000, 1999 and 1998.

5.  FEDERAL INCOME TAX STATUS:
    --------------------------

The general partners have received a ruling from the Internal Revenue Service that Nooney Real Property Investors-Two, L.P. is considered a partnership for income tax purposes.

During the year, there are certain expenses that are not deductible for tax purposes or there may be a timing difference between their deductibility for financial statement and income tax purposes. Selling commissions and offering expenses incurred in connection with the sale of limited partnership units are not deductible for income tax purposes and therefore increase the partners' bases. Investment properties additions after December 31, 1980, are depreciated for income tax purposes using rates which differ from rates used for computing depreciation for financial statement reporting. Rents received in advance are includable in taxable income in the year received. Rent concessions, recognized ratably over lease terms for financial statement purposes, are includable in taxable income in the year rents are received. Insurance premiums are deductible for tax purposes in the year paid. Losses in connection with the writedown of investment property are not recognized for income tax purposes until the property is disposed.

The comparison of financial statement and income tax reporting is as follows:

                                                Financial      Income
                                                Statement        Tax
                                                ---------   ------------
     2000:
        Net income                              $ 185,062   $    130,241
        Deficiency in assets                     (234,131)    (1,051,173)

     1999:
        Net (loss) income                       $(158,010)  $     72,833
        Deficiency in assets                     (419,193)    (1,181,414)

     1998:
        Net (loss) income                       $ (59,425)  $    139,813
        Deficiency in assets                     (261,183)    (1,254,247)

6.  MAJOR TENANTS:
    --------------

A substantial amount of the Partnership's revenue in 2000 was derived from one major tenant whose rentals amounted to approximately $464,000 or 17%.

A substantial amount of the Partnership's revenue in 1999 was derived from one major tenant whose rentals amounted to approximately $265,000 or 12%.

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

7.  RECEIVABLE FROM AFFILIATE:
    --------------------------

CGS is continuing the process of developing a plan pursuant to which the properties owned by the Partnership would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers and residential apartment properties. It is expected that CGS would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquiror which would be listed on a national securities exchange or the NASDAQ national market system. The transaction is subject to the approval of the limited partners of the Registrant and portions of the other partnerships. The Registrant has filed a Registration Statement on Form S-4 relating to the solicitation of consents with the Security and Exchange Commission. During 2000, the Partnership has paid $1,855,043 in expenses related to the impending transaction. These costs primarily relate to professional fees and are recorded as a Receivable from Affiliate. When the transaction is finalized, the Partnership will be compensated with additional stock. If the transaction is terminated, the Partnership will be reimbursed by CGS for all costs incurred.

8.  BUSINESS SEGMENTS (IN THOUSANDS):
    ---------------------------------

The Partnership has four reportable segments: Jackson Industrial Park, Building A, Maple Tree Shopping Center, Park Plaza I and II Office/Warehouse Complex and Morenci Professional Park. The Partnership's management evaluates performance of each segment based on profit or loss from operations before allocation of property writedowns, general and administrative expenses, unusual and extraordinary items, and interest. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2).

     (In Thousands)                        2000         1999         1998
                                        ----------   ----------   ----------

    Revenues:
       Jackson                          $    875.0   $    486.2   $    835.9
       Maple Tree                            616.8        579.8        591.4
       Park Plaza                            585.3        518.8        484.7
       Morenci                               593.8        528.0        530.5
                                          --------   ----------   ----------
                                        $  2,670.9   $  2,112.8   $  2,442.5
                                        ==========   ==========   ==========
    Operating profit (loss):
       Jackson                          $     (8.5)  $   (331.2)  $   (294.1)
       Maple Tree                             74.9         80.1        121.5
       Park Plaza                            144.4        214.3        198.2
       Morenci                                28.0         24.5         75.2
                                        ----------   ----------   ----------
                                        $    238.8   $    (12.3)  $    100.8
                                        ==========   ==========   ==========
    Capital expenditures:
       Jackson                          $     39.7   $      3.3   $      2.7
       Maple Tree                             15.0         14.8         45.3
       Park Plaza                            126.9         18.3         35.2
       Morenci                               131.0         23.6         26.9
                                        ----------   ----------   ----------
                                        $    312.6   $     60.0   $    110.1
                                        ==========   ==========   ==========
    Depreciation and amortization:
       Jackson                          $    231.4   $    222.4   $    253.6
       Maple Tree                             81.0         69.1         67.0
       Park Plaza                             80.3         66.7         66.7
       Morenci                               142.0        133.2        130.6
                                        ----------   ----------   ----------
                                        $    534.7   $    491.4   $    517.9
                                        ==========   ==========   ==========
    Assets:
       Jackson                          $  3,094.2   $  3,238.4   $  3,474.2
       Maple Tree                          1,602.4      1,152.4      1,133.2
       Park Plaza                          2,240.0        900.3        885.2
       Morenci                             1,665.3      1,521.5      1,584.6
                                        ----------   ----------   ----------
                                        $  8,601.9   $  6,812.6   $  7,077.2
                                        ==========   ==========   ==========

Reconciliations of segment data to the Partnership's data follow:

     (In Thousands)                        2000         1999         1998
                                        ----------   ----------   ----------

    Revenues:
       Segments                         $  2,670.9   $  2,112.8   $  2,442.5
       Corporate and other                    75.1         37.6        (24.5)
                                        ----------   ----------   ----------
                                        $  2,746.0   $  2,150.4   $  2,418.0
                                        ==========   ==========   ==========
    Net income (loss):
       Segments operating profit (loss) $    238.8   $    (12.3)  $    100.8
       Other income (expense)                 75.1         37.5        (19.1)
       Corporate and other                  (128.8)      (183.2)      (141.1)
                                        ----------   ----------   ----------
                                        $    185.1   $   (158.0)  $    (59.4)
                                        ==========   ==========   ==========
    Depreciation and amortization:
       Segments                         $    534.7   $    491.4   $    517.9
       Corporate and other                      -           0.1          0.3
                                        ----------   ----------   ----------
                                        $    534.7   $    491.5   $    518.2
                                        ==========   ==========   ==========
    Assets:
       Segments                         $  8,601.9   $  6,812.6   $  7,077.2
       Corporate and other                   827.8      2,614.6        497.4
                                        ----------   ----------   ----------
                                        $  9,429.7   $  9,427.2   $  7,574.6
                                        ==========   ==========   ==========

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------
                             (A Limited Partnership)


             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                      FOR THE YEAR ENDED NOVEMBER 30, 2000
                      ------------------------------------

          Column A                                   Column B                  Column C                   Column D
          --------                                   --------                  --------                   --------
                                                                                                           Costs
                                                                      Initial Cost to Partnership       Capitalized
                                                                 -------------------------------------   Subsequent
                                                                            Buildings and                    to
         Description                               Encumbrances      Land    Improvements     Total      Acquisition
         -----------                               ------------      ----    ------------     -----      -----------

Maple Tree Shopping Center, Ellisville, Missouri    $1,918,836  $   474,750  $ 2,709,303  $ 3,184,053  $  504,211
Park Plaza I & II Office/Warehouse Complex,
   Indianapolis, Indiana                             1,778,894      182,335    2,228,828    2,411,163     344,058 (1)
Morenci Professional Park, Indianapolis, Indiana     1,847,969      320,418    2,689,506    3,009,924     186,987 (2)
Jackson Industrial Park, Building A, Indianapolis,
   Indiana                                           3,531,186      908,539    5,181,390    6,089,929     615,251
                                                   -----------  -----------  ----------   -----------  ----------
                                                    $9,076,885  $ 1,886,042  $12,809,027  $14,695,069  $1,650,507
                                                    ==========  ===========  ===========  ===========  ==========


                                                                  Column E
                                                                  --------
                                                          Gross Amounts at Which
                                                         Carried at Close of Period
                                                    -------------------------------------
                                                                Buildings and
                                                        Land     Improvements     Total
                                                        ----     ------------     -----
Maple Tree Shopping Center, Ellisville, Missouri    $   474,750  $ 3,213,514  $ 3,688,264
Park Plaza I & II Office/Warehouse Complex,
   Indianapolis, Indiana                                182,335    2,572,886    2,755,221
Morenci Professional Park, Indianapolis, Indiana        320,418    2,876,493    3,196,911
Jackson Industrial Park, Building A, Indianapolis,
   Indiana                                              908,539    5,796,641    6,705,180
                                                    -----------  -----------  -----------
                                                    $ 1,886,042  $14,459,534  $16,345,576
                                                    ===========  ===========  ===========



                                                    Column F         Column G   Column H         Column I
                                                    --------         --------   --------         --------
                                                                                               Life on Which
                                                                                               Depreciation
                                                    Accumulated      Date of      Date        in Latest Income
                                                   Depreciation   Construction  Acquired    Statement is Computed
                                                   ------------   ------------  --------    ---------------------

Maple Tree Shopping Center, Ellisville, Missouri    $ 2,759,034       1974       10/3/79          30 years
Park Plaza I & II Office/Warehouse Complex,
   Indianapolis, Indiana                              1,874,457    1975, 1979    10/15/80         30 years
Morenci Professional Park, Indianapolis, Indiana      1,738,374    1975, 1979    3/27/81          30 years
Jackson Industrial Park, Building A, Indianapolis,
   Indiana                                            3,673,222    1976, 1980    3/27/81          30 years
                                                    -----------
           Total                                    $10,045,087
                                                    ===========



(1) Amount is net of building writedown of $77,225, to reflect the minimum recoverable value to the Partnership. (2) Amount includes the disposal of Building G of Morenci Professional park for $482,387 and a building writedown of $139,281 to reflect the minimum recoverable value to the Partnership.



                                                   (Continued on following page)

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------
                             (A Limited Partnership)


             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

              FOR THE YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                  2000           1999           1998
                                              ------------   ------------   ------------

(A) Reconciliation of amounts in Column E:

     Balance at beginning of period           $ 16,073,897   $ 16,023,073   $ 16,081,958
     Add-  Cost of improvements                    312,588         59,978        110,145
     Less-  Cost of disposals                      (40,909)        (9,154)      (169,030)
                                              ------------   ------------   ------------
     Balance at end of period                 $ 16,345,576   $ 16,073,897   $ 16,023,073
                                              ============   ============   ============

(B) Reconciliation of amounts in Column F:

     Balance at beginning of period           $  9,634,858   $  9,189,847   $  8,871,663
     Add-  Provision during the period             451,138        454,165        487,214
     Less-  Depreciation on disposals              (40,909)        (9,154)      (169,030)
                                              ------------   ------------   ------------
     Balance at end of period                 $ 10,045,087   $  9,634,858   $  9,189,847
                                              ============   ============   ============
(C)  The aggregate cost of real estate owned
       for federal income tax purposes        $ 16,548,116   $ 16,290,403   $ 16,239,579
                                              ============   ============   ============