Form 10-Q
period 2001-02-28
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 2001-04-20
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended               February 28, 2001
                            ----------------------------------------------------

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

PART I
ITEM 1 - FINANCIAL STATEMENTS:
-----------------------------


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                   February 28,    November 30,
                                                       2001           2000
                                                    (Unaudited)
                                                   ------------    ------------
ASSETS:
     Cash and cash equivalents                     $    748,114    $    661,654
     Accounts receivable                                 89,714         157,884
     Prepaid expenses and deposits                      217,412         264,499
     Receivable from affiliate                        1,855,043       1,855,043
     Investment property
         Land                                         1,886,042       1,886,042
         Buildings and improvements                  14,441,336      14,459,534
                                                   ------------    ------------
                                                     16,327,378      16,345,576
         Less accumulated depreciation               10,143,346      10,045,087
                                                   ------------    ------------
                                                      6,184,032       6,300,489
     Deferred expenses-at amortized cost                229,138         190,169
                                                   ------------    ------------
                                                   $  9,323,453    $  9,429,738
                                                   ============    ============


LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable and accrued expenses         $    408,015    $    486,172
     Mortgage notes payable                           9,084,701       9,076,885
     Refundable tenant deposits                          98,099         100,812
                                                   ------------    ------------
                                                      9,590,815       9,663,869

Partners' Deficit                                      (267,362)       (234,131)
                                                   ------------    ------------

                                                   $  9,323,453    $  9,429,738
                                                   ============    ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                 ----------------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                          Three Months Ended
                                                          ------------------
                                                      February 28,  February 29,
                                                          2001          2000
                                                      ------------  ------------
REVENUES:
     Rental and other income                            $ 626,975     $ 634,911
     Interest                                               5,052        25,115
                                                        ---------     ---------
                                                          632,027       660,026
EXPENSES:
     Interest                                             220,223       244,718
     Depreciation and amortization                        135,957       136,900
     Real estate taxes                                     94,596        93,861
     Property management fees paid to
         American Spectrum Midwest                         31,245        31,747
     Reimbursement to American Spectrum Midwest
         for partnership management services and
         indirect expenses                                  7,500         7,500
     Insurance                                             19,059        16,395
     Office - general                                       7,462        10,120
     Parking lot                                              840         4,651
     Payroll                                               24,408        26,148
     Professional services                                 11,363        22,871
     Repairs & maintenance                                 30,860        14,282
     Taxes - other                                          7,180         6,821
     Vacancy                                               12,977         6,893
     Other operating expenses                              61,588        46,738
                                                        ---------     ---------
                                                          665,258       669,645
                                                        ---------     ---------
NET LOSS                                                $ (33,231)    $  (9,619)
                                                        =========     =========
NET LOSS PER LIMITED
     PARTNERSHIP UNIT                                   $   (2.74)    $   (0.79)
                                                        =========     =========

PARTNERS' DEFICIT:
     Beginning of period                                $(234,131)    $(419,193)
     Net loss                                             (33,231)       (9,619)
                                                        ---------     ---------
     End of period                                      $(267,362)    $(428,812)
                                                        =========     =========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                         Three Months Ended
                                                         ------------------
                                                     February 28,   February 29,
                                                         2001           2000
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                        $   (33,231)   $    (9,619)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
             Depreciation and amortization               135,957        136,900

         Changes in assets and liabilities:
             Accounts receivable                          68,170          8,504
             Prepaid expenses and deposits                47,087       (263,903)
             Deferred expenses                           (54,621)       (22,116)
             Accounts payable and accrued expenses       (78,157)        66,226
             Refundable tenant deposits                   (2,713)         7,852
                                                     -----------    -----------

                Total adjustments                        115,723        (66,537)
                                                     -----------    -----------

                     Net cash provided by (used in)
                        operating activities              82,492        (76,156)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                     (3,848)        (3,711)
                                                     -----------    -----------

                     Net cash used in investing
                        activities                        (3,848)        (3,711)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                  (94,584)       (86,582)
     Funding on capital from mortgage                    102,400
                                                     -----------    -----------

                     Net cash provided by (used in)
                        financing activities               7,816        (86,582)
                                                     -----------    -----------

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS       86,460       (166,449)
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, beginning of period           661,654      2,572,203
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period             $   748,114    $ 2,405,754
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION - Cash paid during period for
        interest                                     $   220,223    $   244,718
                                                     ===========    ===========




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------
           THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
           ----------------------------------------------------------

NOTE A:

Refer to the Registrant's financial statements for the year ended November 30, 2000, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at February 28, 2001 and for all periods presented have been made. The results of operations for the three-month period ended February 28, 2001 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest, a wholly-owned subsidiary of CGS Real Estate Company. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The loss per limited partnership unit for the three months ended February 28, 2001 and February 29, 2000 was computed based on 12,000 units, the number of units outstanding during the periods.

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

The Registrant's participation in this plan will require the consent of its limited partners. A registration statement has been filed with the Securities and Exchange Commission with respect to this plan. The plan and the benefits and risks thereof will be described in detail in the final prospectus/consent solicitation statement included in the registration statement filed under the Securities Act of 1933 at the time it is declared effective by the Securities and Exchange Commission. Following effectiveness, solicitation materials will be provided to limited partners in connection with the solicitation of the consent of the limited partners. There can be no assurances that the plan described above will be consummated.

The Partnership has paid a total of $1,855,043 in expenses relating to the impending transaction. These costs primarily relate to professional fees and are recorded as a Receivable from Affiliate. When the transaction is finalized, the Partnership will be compensated with additional stock. If the transaction is terminated, the Partnership will be reimbursed by CGS for all costs incurred.


NOTE F:

The  Registrant   has  no  other   comprehensive   income  items,   accordingly,
comprehensive income and net income are the same for all periods presented.

NOTE G:

SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, is not effective for the partnership until the fourth quarter of 2001. Substantially all of the partnership's revenue is derived from scheduled, contractual rental payments (there are no contingent rent clauses within their lease agreements). Management of the partnership did not include a discussion of SAB 101 within the financial statements, as they believe the impact on its financial position and results of operations is not expected to be material. Management proposes to add additional disclosures in future filings.

NOTE H:

The partnership has four reportable operating segments: Jackson Industrial, Maple Tree Shopping Center, Park Plaza I & II, and Morenci Professional Park. The Partnership's management evaluates performance of each segment based on profit or loss from operations before allocation of property writedowns, general and administrative expenses, unusual and extraordinary items, and interest.

                                                Three Months Ended
                                                ------------------
                                         February 28,         February 29,
                                             2001                2000
                                             ----                ----

Revenues:
   Jackson Industrial                     $ 208,723            $ 212,614
   Maple Tree Shopping Center               139,139              143,024
   Park Plaza I & II                        141,860              143,407
   Morenci Professional Park                137,162              135,890
                                          ---------            ---------
                                            626,884              634,935
                                          =========            =========

Operating Profit (Loss):
   Jackson Industrial                     $ (22,260)           $ (34,867)
   Maple Tree Shopping Center                16,405                5,944
   Park Plaza I & II                         15,745               32,253
   Morenci Professional Park                (29,912)              (7,733)
                                          ---------            ---------
                                            (20,022)              (4,403)
                                          =========            =========

                                                Three Months Ended
                                                ------------------
                                         February 28,         February 29,
                                             2001                2000
                                             ----                ----
Capital Expenditures:
   Jackson Industrial                     $     -0-            $   3,711
   Maple Tree Shopping Center                   -0-                  -0-
   Park Plaza I & II                            -0-                  -0-
   Morenci Professional Park                  3,848                  -0-
                                          ---------            ---------
                                              3,848                3,711
                                          =========            =========

Depreciation and Amortization:
   Jackson Industrial                     $  58,977            $  60,063
   Maple Tree Shopping Center                20,002               20,515
   Park Plaza I & II                         23,980               20,114
   Morenci Professional Park                 32,998               36,208
                                          ---------            ---------
                                            135,957              136,900
                                          =========            =========

Assets:
                                  February 28, 2001    November 30, 2000
                                  -----------------    -----------------

   Jackson Industrial                    $2,993,776           $3,094,251
   Maple Tree Shopping Center             1,522,764            1,602,415
   Park Plaza I & II                      2,289,200            2,239,962
   Morenci Professional Park              1,710,034            1,665,271
                                         ----------           ----------
                                          8,515,774            8,601,899
                                         ==========           ==========

Reconciliation of segment data to the Partnership's consolidated data is as follows:


                                                Three Months Ended
                                                ------------------
                                         February 28,         February 29,
                                             2001                2000
                                             ----                ----

Revenues:
    Segments                              $ 626,884            $ 634,935
    Corporate and other                       5,143               25,091
                                          ---------            ---------
                                            632,027              660,026
                                          =========            =========


Operating (Loss)
    Segments                              $ (20,022)           $  (4,403)
    Corporate and other income                5,143               25,091
    General and administrative expenses     (18,352)              30,307
                                          ---------            ---------
                                            (33,231)              (9,619)
                                          =========            =========

                                                Three Months Ended
                                                ------------------
                                         February 28,         February 29,
                                             2001                2000
                                             ----                ----
Depreciation and Amortization
    Segments                             $  135,957           $  136,900
    Corporate and other                           0                    0
                                         ----------           ----------
                                            135,957              136,900
                                         ==========           ==========

Assets:

                                  February 28, 2001    November 30, 2000
                                  -----------------    -----------------
    Segments                             $8,515,774           $8,601,899
    Corporate and other                     807,679              827,839
                                         ----------           ----------
                                          9,323,453            9,429,738
                                         ==========           ==========
NOTE I:

On April 16, 2001, the combined financial statements of the parent of the General Partner and other affiliates were issued. The independent public accountant's report on such statements contained an explanatory paragraph relating to the ability of the combined entity to continue as a going concern. The combined entities have experienced losses in the periods presented and have a net capital deficiency. Certain entities in the combined financial statements have not made debt payments when due and various lenders have placed $10,520,000 of debt in default. Certain entities also need to pay or refinance a significant amount of debt coming due in the next twelve months. These factors raise substantial doubt about the ability of the combined entities, including the General Partner, to continue as a going concern.

Management of the combined entities has plans related to these matters, which include obtaining additional loans from shareholders, obtaining extensions from lenders or refinancing all debt through the completion of the transaction. In addition, if necessary, management believes it could sell properties to generate cash to pay debt. The Partnership does not believe that the affect of the ultimate outcome of the circumstances surrounding the combined entities will have a material adverse effect on its results of operations or financial position.

As discussed in Note E, Nooney Real Property Investors-Two L.P. has a receivable from the General Partner for costs incurred in the anticipation of the transaction. Nooney Real Property Investors-Two L.P. has obtained the guarantee of the major individual owner of the parent of the General Partner with respect to the repayment of these costs in the Transaction if not consummated.

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of February 28, 2001 is $748,114, an increase of $86,460 from year end November 30, 2000. During the quarter, cash provided by operating activities was $82,492 and was used to fund capital additions in the amount of $3,848. Payments were also made on mortgage notes in the amount of $94,584 during the quarter. An amount totaling $102,400 was received back from a lender as reimbursement for capital expenditures. The Registrant plans to maintain adequate cash reserves and to fund capital expenditures for the remaining three quarters of 2001. The capital expenditures anticipated for the balance of 2001 are as follows:

                                  Leasing Capital   Other Capital     Total

Park Plaza I & II                     $  8,988        $    -0-      $  8,988
Morenci Professional Park               22,036          36,000        58,036
Maple Tree Shopping Center              28,960         381,665       410,625
Jackson Industrial                      48,500          15,000        63,500
                                      --------        --------      --------
                                      $108,484        $432,665      $541,149
                                      ========        ========      ========

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

The mortgage debt secured by Park Plaza, Morenci, and Maple Tree had a balance of $5,601,297 at February 28, 2001. The increase in this debt balance is due to the amount released by the lender to help partially fund certain capital expenditures as addressed previously. Lender held funds reserved for capital improvements now totaling $526,517. This mortgage, when all proceeds have been fully utilized, will reach a maximum principal balance of $6,350,000. The note bears interest at a rate of 9.01% per annum and calls for monthly installments of $57,348 including both interest and principal, through December 2004. The first mortgage debt on Jackson Warehouse had a balance due of $3,483,404 at February 28, 2001, and has been extended through May 1, 2001. The interest rate on the debt is 9.31%. The Registrant has refinanced the debt to commence once the extension date has expired on the previous loan. This newly refinanced debt will expire November 30, 2001, with an option to extend the term for an additional three years. For the initial term, the loan will have a floating interest rate of prime, plus 1.5% with interest only due in monthly installments. The Registrant plans to renew the debt once the initial period of

November 30, 2001 expires and at that time a fixed rate will be obtained, with monthly principal payments also due.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with the lenders the refinancing of the mortgage debt as it matures.

Results of Operations
---------------------

The results of operations for the Registrant's properties for the quarter ended February 28, 2001 and February 29, 2000 are detailed in the schedule below. Expenses of the Registrant are excluded.

                               Jackson     Maple Tree    Park Plaza    Morenci
                             Industrial  Shopping Center  I and II   Prof. Park
                             ----------  --------------- ----------  ----------

         2001
         ----
Revenues                      $ 208,723     $ 139,139    $ 141,860    $ 137,162
Expenses                        230,983       122,734      126,115      167,074
                              ---------     ---------    ---------    ---------
Net (Loss) Income             $ (22,260)    $  16,405    $  15,745    $ (29,912)
                              =========     =========    =========    =========


         2000
         ----
Revenues                      $ 212,614     $ 143,024    $ 143,407    $ 135,890
Expenses                        247,481       137,080      111,154      143,623
                              ---------     ---------    ---------    ---------
Net (Loss) Income             $ (34,867)    $   5,944    $  32,253    $  (7,733)
                              =========     =========    =========    =========


The operating results at Jackson Industrial show a slight decrease in revenue when comparing the quarter ended February 28, 2001 to the quarter ended February 29, 2000. The decrease of $3,891 is primarily attributable to a decrease in base rental revenue when compared to that of the prior year. Expenses decreased $16,498 when comparing the two quarters. This decrease was primarily due to a decrease in interest expense ($19,296). This decrease is due to the 2000 interest expense being inflated due to payment coordination. The 2001 numbers are consistent.

At Maple Tree Shopping Center, revenues decreased $3,885 when comparing the two quarters. This decrease is due to slight decreases in real estate tax and percentage rent revenues. Expenses for the quarter ended February 28, 2001 decreased $14,346 when compared to the quarter ended February 29, 2000, primarily due to decreases in repairs and maintenance-plumbing ($7,697), and bad debt expense ($6,180). The decrease in plumbing expense can be attributed to major repairs necessary in 2000 only.

Revenues at Park Plaza I & II remained relatively stable, with only a decrease of $1,547 when comparing the quarter ended February 28, 2001 to February 29, 2000. Expenses increased when comparing the two quarters by $14,961 primarily due to increases in general repairs and maintenance to the building ($4,660) and bad debt expense ($8,807). The increase in bad debt expense can be attributed to an allowance recorded for doubtful accounts.

At Morenci Professional Park, revenues remained relatively stable, reflecting an increase of $1,272 when comparing the two quarters. Expenses increased $23,451 due primarily to increases in roof repairs ($16,767), vacancy related expenses ($7,314), and bad debt expense ($2,526). These increases were partially offset by a decrease in depreciation and amortization expense ($3,210).

The occupancy levels at February 28, 2001 and February 29, 2000 and February 28, 1999 are as follows:

                                      Occupancy levels as of February 29 and 28,
                                      ------------------------------------------
         Property                          2001          2000          1999
         --------                          ----          ----          ----

         Park Plaza I & II                   92%          100%           98%
         Morenci Professional Park           84%           90%           95%
         Maple Tree Shopping Center          99%          100%           96%
         Jackson Industrial                 100%           96%           61%

At Park Plaza I & II, the occupancy level decreased 8% to 92% during the quarter. Leasing activity consisted of one new tenant signing a lease for 7,200 square feet and three tenants vacating their leases for 14,700 square feet. At Park Plaza there are no tenants who occupy more than 10% of the available space.

At Morenci Professional Park, occupancy decreased 7% to 84% during the quarter. Leasing activity consisted of two tenants renewing leases for 3,600 square feet, three tenants occupying a total of 8,400 square feet vacating their spaces, and one tenant signing a new lease for 1,200 square feet. Morenci Professional Park has no tenants that occupy more than 10% of the available space.

Occupancy at Maple Tree Shopping Center remained at 99% during the quarter. Leasing activity consisted of one tenant renewing their lease for 1,200 square feet. There are two major tenants occupying approximately 18% and 42% of the available space with lease expirations in April 2005 and July 2004, respectively.

At Jackson Industrial, occupancy remained at 100% during the quarter. The property has two major tenants who occupy 39% and 61% of the available space with leases expiring in July 2002 and November 2001, respectively. There was no leasing activity during the quarter.

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

2001 Comparisons
----------------

The Registrant's consolidated revenues were $632,027 for the three month period ended February 28, 2001 and $660,026 for the three month period ended February 29, 2000. Consolidated revenues decreased $27,999 when comparing the two periods. This decrease is primarily due to a decrease in interest income of $20,064 attributable to a significant decrease in the amount of cash reserves than that held in prior year. The decrease in cash can primarily be attributed to the Registrant having advanced more than its proportionate share of the costs relating to the formation of the real estate investment trust currently being formed by affiliates of the general partner. To the extent that expenses advanced by the Registrant exceed its proportionate share, the Registrant will receive a credit for any excess portion in determining the shares in the real estate investment trust to be issued to partners in the Registrant. If the transaction is not consummated, the general partner of the Registrant will reimburse the Registrant for expenses incurred by the Registrant in connection with the transaction. Consolidated expenses were $665,258 and $669,645 for the three month periods ended February 28, 2001 and February 29, 2000, respectively. This decrease of $4,387 can primarily be attributed to decreases in interest expense ($24,495), general office related expense ($2,658), parking lot expenses ($3,811), and professional services ($11,508). These decreases were partially offset by increases in repairs and maintenance related expenses ($16,578), vacancy related expenses ($6,084), and various other operating expenses ($14,850). The decrease in interest expense can primarily be attributed to the decrease reflected at Jackson Industrial, as addressed previously in the property comparisons. The decrease in professional fees is due to a lower amount of professional services necessary at the partnership level in 2001. The increase in repairs and maintenance related expenses is primarily due to the roof repairs at Morenci Professional Park. The increase in other operating expenses can primarily be attributed to an increase in snow removal costs at the Registrant's properties during the first quarter of 2001, when compared to prior year.

2000 Comparisons
----------------

The Registrant's consolidated revenues were $660,026 for the three month period ended February 29, 2000 and $535,316 for the same period ended February 28, 1999. Revenues increased $124,710 when comparing the two periods. This increase is primarily due to increases in revenue at all four of the Registrant's properties, primarily at Jackson Industrial. Consolidated expenses were $669,645 and $581,088 for the three month periods ended February 29, 2000 and February 28, 1999, respectively. This increase of $88,557 when comparing the two periods is primarily due to increases in interest expense ($75,778), depreciation and amortization ($15,769), real estate tax expense ($5,137), management fees ($6,444), insurance expense ($5,744), and payroll expense ($11,072). These increased expenses were partially offset by decreases in parking lot expenses ($2,319), repairs and maintenance related expenses ($6,579), vacancy related expenses ($9,222), and various other operating expenses ($11,667). The increase in depreciation and amortization is due to additional assets recorded when compared to total assets for the same period in prior year. The increase in payroll can be attributed to slight increases in administrative payroll at all four of the Registrant's properties. The decrease in other operating expenses is primarily due to decreased snow removal costs.


Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 2000, and are not expected to materially affect the Registrant's operation in 2001.

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


Dated:     April 20, 2001              NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
      -------------------------

                                        BY:     NOONEY INVESTORS, INC.
                                                General Partner

                                        BY:     /s/ Gregory J. Nooney, Jr.
                                                ---------------------------
                                                Gregory J. Nooney, Jr.
                                                Vice Chairman

                                                /s/ Patricia A. Nooney
                                                ---------------------------
                                                Patricia A. Nooney
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