Form 10-Q
period 2001-05-31
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 2001-07-16
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------


(Mark One)

_X_ QUARTERLY  REPORT   PURSUANT TO   SECTION  13  OR 15(d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended               May 31, 2001
                            ----------------------------------------------------

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

PART I
ITEM 1 - FINANCIAL STATEMENTS:
-----------------------------


                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                       May 31,     November 30,
                                                        2001           2000
                                                     (Unaudited)
                                                     -----------   ------------

ASSETS:
     Cash and cash equivalents                     $    411,178         661,654
     Accounts receivable                                110,520         157,884
     Prepaid expenses and deposits                      844,140         264,499
     Receivable from Affiliate                        2,075,043       1,855,043
     Investment property
         Land                                         1,886,042       1,886,042
         Buildings and improvements                  14,674,095      14,459,534
                                                   ------------    ------------
                                                     16,560,137      16,345,576
         Less accumulated depreciation               10,267,494      10,045,087
                                                   ------------    ------------
                                                      6,292,643       6,300,489
     Deferred expenses-at amortized cost                246,408         190,169
                                                   ------------    ------------
                                                   $  9,979,932    $  9,429,738
                                                   ============    ============


LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable and accrued expenses         $    439,787    $    486,172
     Mortgage notes payable                           9,686,362       9,076,885
     Refundable tenant deposits                         100,790         100,812
                                                   ------------    ------------
                                                     10,226,939       9,663,869

Partners' deficit                                      (247,007)       (234,131)
                                                   ------------    ------------

                                                   $  9,979,932    $  9,429,738
                                                   ============    ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                 ----------------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                     Three Months Ended          Six Months Ended
                                                     ------------------          ----------------
                                                    May 31,      May 31,       May 31,       May 31,
                                                     2001         2000          2001          2000
                                                    -------      -------       -------       -------
REVENUES:
     Rental and other income                     $   681,123   $   652,420   $ 1,308,097   $ 1,287,331
     Interest                                          3,673        25,053         8,725        50,169
                                                 -----------   -----------   -----------   -----------
                                                     684,796       677,473     1,316,822     1,337,500
EXPENSES:
     Interest                                        234,139       214,485       454,361       459,203
     Depreciation and amortization                   134,596       131,939       270,553       268,839
     Real estate taxes                               101,388        91,550       195,985       185,411
     Property management fees paid to
         American Spectrum Midwest                    34,072        32,644        65,317        64,391
     Reimbursement to American Spectrum Midwest
          for partnership management
          services and indirect expenses               7,500         7,500        15,000        15,000
     Insurance                                        17,103        16,044        36,162        32,438
     Parking lot/landscaping                          30,242        35,844        36,391        42,985
     Repairs & maintenance                            13,097        11,675        43,957        18,259
     Office - General                                 11,286        10,502        18,748        20,622
     Payroll                                          29,428        28,165        53,837        54,313
     Professional services                            26,245        24,639        37,609        47,510
     Taxes - other                                         0             0         7,180         6,929
     Vacancy expense                                  13,139        22,240        26,117        29,133
     Other operating expenses                         12,206        19,721        68,481        71,561
                                                 -----------   -----------   -----------   -----------
                                                     664,441       646,948     1,329,698     1,316,594
                                                 -----------   -----------   -----------   -----------
NET INCOME (LOSS)                                $    20,355   $    30,525   $   (12,876)       20,906
                                                 ===========   ===========   ===========   ===========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP UNIT                            $      1.68   $      2.52   $     (1.06)         1.72
                                                 ===========   ===========   ===========   ===========

PARTNERS' DEFICIT:
     Beginning of period                         $  (267,362)  $  (428,812)  $  (234,131)  $  (419,193)
     Net income (loss)                                20,355        30,525       (12,876)       20,906
                                                 -----------   -----------   -----------   -----------
     End of period                               $  (247,007)  $  (398,287)  $  (247,007)  $  (398,287)
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




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------

                                                          Six Months Ended
                                                          ----------------
                                                        May 31,         May 31,
                                                         2001            2000
                                                         ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                $   (12,876)  $    20,906
     Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
             Depreciation and amortization                270,553       268,839

         Changes in assets and liabilities:
             Decrease (Increase) in accounts
               receivable                                  47,364       (39,214)
             (Increase) Decrease in prepaid expenses
               and deposits                              (579,641)     (715,500)
             (Increase) in Receivable from Affiliate     (220,000)            0
             (Increase) in deferred expenses              (86,657)      (27,118)
             (Decrease) Increase in accounts payable
               and accrued expenses                       (46,385)      249,523
             (Decrease) Increase in refundable
               tenant deposits                                (22)        1,980
                                                      -----------   -----------

             Total adjustments                           (614,788)     (261,490)
                                                      -----------   -----------

             Net cash from operating activities          (627,664)     (240,584)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                    (232,289)     (239,025)
                                                      -----------   -----------

             Net cash used in investing activities       (232,289)     (239,025)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                  (148,215)     (162,763)
     Funding on mortgage notes payable                    757,692             0
                                                      -----------   -----------

             Net cash provided (used) in financing
               activities                                 609,477      (162,763)
                                                      -----------   -----------

NET DECREASE IN CASH
AND CASH EQUIVALENTS                                     (250,476)     (642,372)
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, beginning of period            661,654     2,572,203
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $   411,178   $ 1,929,831
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION - Cash paid during period for
       interest                                       $   454,361   $   459,203
                                                      ===========   ===========

                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                THREE AND SIX MONTHS ENDED MAY 31, 2001 AND 2000
                ------------------------------------------------

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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at May 31, 2001 and for all periods presented have been made. The results of operations for the three-month and six-month period ended May 31, 2001 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest, a wholly-owned subsidiary of CGS Real Estate Company, Inc. ("CGS"), an affiliate of the corporate general partner of the Registrant. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS.

NOTE D:

The income (loss) per limited partnership unit for the three and six months ended May 31, 2001 and 2000 was computed based on 12,000 units, the number of units outstanding during the periods.

NOTE E:

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the corporate general partner of the Registrant, is in the final stages of developing a plan pursuant to which the properties owned by the Registrant would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquiror would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquiror which would be listed on a national securities exchange or the NASDAQ national market system.

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

The Partnership has paid a total of $2,075,043 in expenses relating to the impending transaction. These costs primarily relate to professional fees and are recorded as a Receivable from Affiliate. When the transaction is finalized, the Partnership will be compensated with additional stock. If the transaction is terminated, the Partnership will be reimbursed by CGS for all costs incurred.

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

                                 Three Months Ended         Six Months Ended
                                      May 31,                   May 31,
                                 2001         2000         2001          2000
                                 ----         ----         ----          ----
Revenues:
  Jackson Industrial         $   211,842  $   181,633  $   420,565  $   394,247
  Maple Tree Shopping Center     159,298      160,562      298,437      303,586
  Park Plaza I & II              143,464      140,493      285,325      283,900
  Morenci Professional Park      168,010      170,201      305,173      306,090
                             -----------  -----------  -----------  -----------
                                 682,614      652,889    1,309,500    1,287,823
                             ===========  ===========  ===========  ===========
Operating Profit (Loss):
  Jackson Industrial             (37,940)     (28,610)     (60,200)     (63,477)
  Maple Tree Shopping Center      16,725       12,744       33,130       18,688
  Park Plaza I & II               33,704       31,522       49,449       63,775
  Morenci Professional Park       29,017       21,554         (895)      13,821
                             -----------  -----------  -----------  -----------
                                  41,506       37,210       21,484       32,807
                             ===========  -----------  ===========  ===========
Capital Expenditures:
  Jackson Industrial                 -0-          -0-          -0-        3,711
  Maple Tree Shopping Center     228,441      215,800      228,441      215,800
  Park Plaza I & II                  -0-        7,948          -0-        7,948
  Morenci Professional Park          -0-       11,567        3,848       11,566
                             -----------  -----------  -----------  -----------
                                 228,441      235,315      232,289      239,025
                             ===========  -----------  ===========  ===========
Depreciation and Amortization:
  Jackson Industrial              62,159       55,888      121,136      115,951
  Maple Tree Shopping Center      21,174       20,239       41,177       40,754
  Park Plaza I & II               18,333       20,694       42,313       40,808
  Morenci Professional Park       32,930       35,118       65,927       71,326
                             -----------  -----------  -----------  -----------
                                 134,596      131,939      270,553      268,839
                             ===========  ===========  ===========  ===========

Assets:
                                                May 31, 2001  November 30, 2000
                                                ------------  -----------------

  Jackson Industrial                             $3,044,711      $3,094,251
  Maple Tree Shopping Center                      1,835,666       1,602,415
  Park Plaza I & II                               2,450,238       2,239,962
  Morenci Professional Park                       1,878,136       1,665,271
                                                 ----------      ----------
                                                  9,208,751       8,601,899
                                                 ==========      ==========

Reconciliation of segment data to the Partnership's consolidated data follow:

                             Three Months Ended            Six Months Ended
                                   May 31,                      May 31,
                              2001          2000          2001          2000
                              ----          ----          ----          ----
Revenues:
     Segments             $   682,614   $   652,889   $ 1,309,500   $ 1,287,823
     Corporate and other        2,182        24,584         7,322        49,677
                          -----------   -----------   -----------   -----------
                              684,796       677,473     1,316,822     1,337,500
                          ===========   ===========   ===========   ===========

Operating Profit (Loss):
     Segments             $    41,506   $    37,210   $    21,484   $    32,807
     Corporate and other
       revenue                  2,182        24,584         7,322        49,676
     Less: General and
       admin expenses         (23,333)      (31,269)      (41,682)      (61,577)
                          -----------   -----------   -----------   -----------
     Net income (loss)         20,355        30,525       (12,876)       20,906
                          ===========   ===========   ===========   ===========

Depreciation and Amortization:
     Segments             $   134,596   $   131,939   $   270,553   $   268,839
     Corporate and other          -0-           -0-           -0-           -0-
                          -----------   -----------   -----------   -----------
                              134,596       131,939       270,553       268,839
                          ===========   ===========   ===========   ===========

Assets:
                                                May 31, 2001  November 30, 2000
                                                ------------  -----------------

   Segments                                      $9,208,751        $8,601,899
   Corporate and other                              771,181           827,839
                                                 ----------        ----------
                                                  9,979,932         9,429,738
                                                 ==========        ==========

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           ------------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of May 31, 2001 is $411,178, a decrease of $250,476 from year end November 30, 2000. During the six month period ended May 31, 2001, capital additions were made in the amount of $232,289 and payments were made on mortgage notes in the amount of $148,215. The Registrant plans to maintain adequate cash reserves and fund capital expenditures during the remainder of 2001. The capital expenditures by property anticipated for the remainder of 2001 are as follows:

                                        Leasing Capital  Other Capital    Total
                                        ---------------  -------------    -----
   Park Plaza I & II                       $  8,988        $    -0-     $  8,988
   Morenci Professional Park                 21,736          36,000       57,736
   Maple Tree Shopping Center                28,960         153,224      182,184
   Jackson Industrial                        48,500          15,000       63,500
                                           --------        --------     --------
                                           $108,184        $204,224     $312,408
                                           ========        ========     ========

Other capital at Morenci Professional Park, Maple Tree Shopping Center, and Jackson Industrial will partly be funded by the cash reserves for such improvements from the new loan agreements. Leasing capital at all of the Registrant's properties will be funded from operations.

At all four of the Registrant's properties, leasing capital has been budgeted to fund tenant alterations and lease commissions for new and renewal leases to be signed during the year. At Morenci Professional Park, the Registrant has budgeted other capital for upgrading the exterior lighting. At Maple Tree Shopping Center, other capital has been budgeted for replacement of a section of the roof, overlaying the rear and main drives of the center, and canopy renovation. At Jackson Industrial, other capital has been budgeted for required rail spur repairs.

The mortgage debt secured by Park Plaza, Morenci, and Maple Tree had a balance of $6,086,362 at May 31, 2001. The increase in this debt balance is due to the amount released by the lender to help partially fund certain capital expenditures as addressed previously. The note bears interest at a rate of 9.01% per annum and calls for monthly installments of $57,348 including both interest and principal, through December 2004. As of April 18, 2001, the first mortgage debt on Jackson Warehouse has been refinanced. The newly refinanced debt had a principal balance of $3,600,000 upon commencement and at May 31, 2001. The floating interest rate on the debt is prime plus 1.5% and will expire its initial term on November 30, 2001, with an option to extend the term for an additional three years. For the initial term, the loan will have interest only due in monthly installments. The Registrant plans to renew the debt once the initial period of November 30, 2001 expires and at that time a fixed rate will be obtained, with monthly principal payments also due.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy, and negotiate with lenders the refinancing of the mortgage debt as it matures.

Results of Property Operations
------------------------------

The results of operations of the Registrant's properties for the quarter ended May 31, 2001 and 2000 are detailed in the schedule below. Revenues and expenses of the Registrant are not presented:

                            Jackson     Maple Tree     Park Plaza    Morenci
                          Industrial  Shopping Center   I and II   Prof. Park
                          ----------  ---------------  ----------  ----------

     2001
     ----
Revenues                   $ 211,842    $ 159,298      $ 143,464    $ 168,010
Expenses                    (249,782)    (142,573)      (109,760)    (138,993)
                           ---------    ---------      ---------    ---------
Net (Loss) Income          $ (37,940)   $  16,725      $  33,704    $  29,017
                           =========    =========      =========    =========

     2000
     ----
Revenues                   $ 181,633    $ 160,562      $ 140,493    $ 170,201
Expenses                    (210,243)    (147,818)      (108,971)    (148,647)
                           ---------    ---------      ---------    ---------
Net (Loss) Income          $ (28,610)   $  12,744      $  31,522    $  21,554
                           =========    =========      =========    =========

At Jackson Industrial, revenues increased $30,209 when comparing the quarter ended May 31, 2001 to the quarter ended May 31, 2000, primarily due to increases in both base rental revenue rates and escalation reimbursement revenues based on the consistent 100% occupancy level throughout 2001. Expenses increased $39,539 when comparing the two three-month periods, primarily due to parking lot repairs ($6,084), real estate tax expense ($10,779), interest expense ($18,481), and depreciation/amortization expense ($6,271). The increase in real estate tax expense can be attributed to tax consulting fees paid during the second quarter of 2001 in an effort to keep annual taxes and assessments at a lower level. The increase in interest expense is primarily due to additional payments made during the second quarter of 2001 as a result of the debt refinancing. When the interest expense is compared for the two years at a six month or year-to-date basis, there is minimal difference.

At Maple Tree Shopping Center revenues remained consistent when comparing the quarter ending May 31, 2001 to the quarter ending May 31, 2000, with only a $1,264 decrease. Expenses decreased $5,245 when comparing the three month periods ended May 31, 2001 and 2000. This decrease can primarily be attributed to a decrease in parking lot related repairs ($18,536), partially offset by increases in general and administrative payroll and professional fees ($8,334) and bad debt expense ($4,421).

At Park Plaza I and II, revenues remained consistent, with a $2,971 increase when comparing the quarter ended May 31, 2001 to the quarter ended May 31, 2000. This increase was primarily a result of an increase in common area maintenance and escalation reimbursement revenue, partially offset by a decrease in base rental revenues. Operating expenses at Park Plaza I and II also remained stable with only a $789 increase reflected when comparing the two quarters. There were no significant expense fluctuations that caused this minimal increase.

At Morenci Professional Park, revenues decreased $2,191 when comparing the quarter ending May 31, 2001 to the quarter ending May 31, 2000. The increase in revenues can primarily be attributed to a decrease in real estate tax revenue. Expenses decreased $9,654 when comparing the two quarters. The decrease is primarily attributable to a decrease in vacancy related expenses ($9,284), due to less work necessary in 2001 to make vacant suites more marketable for leasing.

The occupancy levels at May 31 are as follows:

         Property                       2001         2000          1999
         --------                       ----         ----          ----

Park Plaza I & II                         88%         100%           92%
Morenci Professional Park                 84%          92%           95%
Maple Tree Shopping Center                99%         100%          100%
Jackson Industrial                       100%         100%           61%

Leasing activity for the quarter at Park Plaza I & II consisted of one new lease being signed for 2,340 square feet, three tenants renewing their leases for 5,940 square feet, and two tenants vacating 5,940 square feet. The occupancy level decreased 4% during the quarter. At Park Plaza I and II, no tenant occupies more than 10% of the available space.

The second quarter leasing activity at Morenci Professional Park consisted of three new tenants leasing 4,800 square feet, one tenant renewing 7,200 square feet, and three tenants vacating 4,800 square feet. The occupancy level remained at 84% throughout the second quarter of 2001. There are no major tenants occupying more than 10% of the space at this property.

At Maple Tree Shopping Center occupancy remained consistent at 99% during the quarter. There was no leasing activity during the quarter. Two tenants occupy 18% and 42% of the available space with leases expiring in April 2005 and July 2004, respectively.

At Jackson Industrial, occupancy remained at 100% throughout the quarter. The property has two major tenants occupying 61% and 39% of the available space, with leases expiring in November 2001 and July 2002, respectively. There is currently an amendment out to the tenant with the lease expiring in November 2001 that would renew the lease for an additional five year term.

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

2001 Comparison
---------------

Revenues for the quarter ended May 31, 2001 and 2000 are $684,796 and $677,473, respectively. For the six month period ended May 31, 2001 and 2000 revenues are $1,316,822 and $1,337,500 respectively. For the quarter ended, revenues increased $7,323 when comparing the two periods and for the six month period, revenues decreased $20,678. This increase in consolidated revenue for the three month period is primarily due to increases in tenant derived revenues at Jackson Industrial and Park Plaza, partially offset by a decrease in interest income. This decrease in interest income can be attributed to the decrease in cash reserves than that held during prior year. The decrease in consolidated revenue for the six month period is primarily due to the decrease in interest income attributable as mentioned previously for the three month comparison. The decrease in cash can primarily be attributed to the Registrant having advanced more than its proportionate share of the costs relating to the formation of the real estate investment trust currently being formed by affiliates of the general partner. To the extent that expenses advanced by the Registrant exceed its proportionate share, the Registrant will receive a credit for any excess portion in determining the shares in the real estate investment trust to be issued to partners in the Registrant. If the transaction is not consummated, the general partner of the Registrant will reimburse the Registrant for expenses incurred by the Registrant in connection with the transaction.

For the quarters ended May 31, 2001 and 2000 consolidated expenses were $664,441 and $646,948 respectively. For the six month period ended May 31, 2001 and 2000, consolidated expenses were $1,329,698 and $1,316,594 respectively. For the quarter ended, consolidated expenses increased $17,493 primarily due to increases in interest expense ($19,654), depreciation/amortization ($2,657), real estate tax expense ($9,838), management fees ($1,428), insurance ($1,059), repairs and maintenance related expenses ($1,422), payroll ($1,263), and professional services ($1,606). These increases were partially offset by decreases in parking lot related expenses ($5,602), vacancy related expenses ($9,101), and other operating expenses ($7,515). The increases in interest expense and real estate tax can be attributed to costs at Jackson Industrial as mentioned in the property comparisons. The decrease in parking lot expenses can be attributed to the decrease in needed repairs at Maple Tree than that of 2000. The decrease in vacancy expense is primarily due to the lack of necessary related costs at Morenci Professional Park than that of the prior year. For the six month period ended May 31, 2001, compared to the same period in 2000, consolidated expenses increased $13,104 due primarily to increases in real estate tax expense ($10,574), insurance ($3,724), and repairs and maintenance related expenses ($25,698), partially offset by decreases in interest expense ($4,842), parking lot related expenses ($6,594), professional services ($9,901), vacancy related expenses ($3,016), and other operating expenses ($3,080). The increase in real estate tax expense can be attributed to Jackson Industrial as previously addressed. The increase in repairs and maintenance is primarily due to roof repairs at Morenci Professional Park during the first quarter of 2001. The decrease in professional fees can be attributable to a lower amount of such services necessary at the partnership level in 2001.

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

For the quarters ended May 31, 2000 and 1999 consolidated expenses were $646,948 and $571,588 respectively. For the six month period ended May 31, 2000 and 1999, consolidated expenses were $1,316,594 and $1,152,676 respectively. For the quarter ended, consolidated expenses increased $75,360 primarily due to increases in interest expense ($47,416), depreciation and amortization expense ($9,208), management fees ($5,327), insurance ($4,310), parking lot/landscaping expenses ($6,942), professional services ($2,704), vacancy related expenses ($3,782), and various other operating expenses ($3,365). These increases were partially offset by decreases in general and administrative expenses ($5,043) and payroll ($1,936). The increase in interest expense is due to the increased principal balance at three of the Registrant's properties. The increased management fee can be directly attributable to the increased revenues. Also addressed in the property comparisons were the increases in parking lot/landscaping and vacancy related expenses. The decrease in general and administrative expenses is primarily due to a decrease in office related expenses at all properties and at the partnership level. For the six month period ended May 31, 2000, compared to the same period in 1999, consolidated expenses increased $163,918 due to increases in interest expense ($123,194), depreciation and amortization ($24,977), real estate tax expense ($4,323), management fees ($11,771), insurance ($10,053), parking lot/landscaping ($7,112), and payroll ($9,137). These increases were partially offset by decreases in repairs and maintenance related expenses ($14,083), general and administrative ($5,024), vacancy ($5,441), and other operating expenses ($3,200). The increase in insurance expense is due to a rise in the premium for property insurance at all of the Registrant's properties, as well as an increase in the insurance carried at the partnership level. The decrease in repairs and maintenance related expenses is primarily due to decreased electrical repairs and general maintenance at the Registrant's properties. All other expense fluctuations have either been previously addressed in the consolidated three month comparison and/or the property comparisons.

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal year 2000 and are not expected to materially affect the Registrant's operations in 2001.

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

Dated:     July 16, 2001                NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
      ----------------------------

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