Form 10-Q
period 2001-08-31
NOONEY REAL PROPERTY INVESTORS TWO L P
filed 2001-10-12
CIK 312155

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------


(Mark One)

_X_ QUARTERLY  REPORT   PURSUANT TO   SECTION  13  OR 15(d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended               August 31, 2001
                            ----------------------------------------------------

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

PART I
ITEM 1 - FINANCIAL STATEMENTS:
-----------------------------

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------


                                                   August 31,      November 30,
                                                      2001             2000
                                                   (Unaudited)
                                                  -------------    ------------

ASSETS:
     Cash and cash equivalents                     $    143,336    $    661,654
     Accounts receivable                                119,888         157,884
     Prepaid expenses and deposits                      970,119         264,499
     Receivable from Affiliate                        2,153,580       1,855,043
     Investment property
         Land                                         1,886,042       1,886,042
         Buildings and improvements                  14,762,337      14,459,534
                                                   ------------    ------------
                                                     16,648,379      16,345,576
         Less accumulated depreciation               10,388,340      10,045,087
                                                   ------------    ------------
                                                      6,260,039       6,300,489
     Deferred expenses-at amortized cost                280,920         190,169
                                                   ------------    ------------
                                                   $  9,927,882    $  9,429,738
                                                   ============    ============


LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
     Accounts payable and accrued expenses         $    424,562    $    486,172
     Mortgage notes payable                           9,651,253       9,076,885
     Refundable tenant deposits                         103,653         100,812
                                                   ------------    ------------
                                                     10,179,468       9,663,869

Partners' deficit                                      (251,586)       (234,131)
                                                   ------------    ------------

                                                   $  9,927,882    $  9,429,738
                                                   ============    ============


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                 ----------------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                   Three Months Ended          Nine Months Ended
                                                   ------------------          -----------------
                                                 August 31,    August 31,    August 31,    August 31,
                                                    2001          2000          2001          2000
REVENUES:
     Rental and other income                    $   627,413   $   675,923   $ 1,935,511   $ 1,965,148
     Interest                                         1,580        16,513        10,305        66,682
                                                -----------   -----------   -----------   -----------
                                                    628,993       692,436     1,945,816     2,031,830
EXPENSES:
     Interest                                       214,523       212,665       668,884       671,868
     Depreciation and amortization                  135,637       133,281       406,191       402,120
     Real estate taxes                               94,863        94,500       290,847       279,911
     Property management fees paid to
         American Spectrum Realty                    31,063        32,238        96,380        96,629
     Reimbursement to American Spectrum Realty
          for partnership management
         services and indirect expenses               7,500         7,500        22,500        22,500
     Insurance                                       23,766        19,707        59,928        52,146
     Repairs & maintenance                           20,788        31,348        74,766        99,309
     Office - general                                 8,984         8,034        27,732        28,656
     Payroll                                         33,019        22,243        86,856        76,556
     Professional services                           20,884        29,441        58,492        76,951
     Vacancy expense                                  9,280         2,966        35,397        32,099
     Other operating expenses                        33,265        46,221       135,298       119,887
                                                -----------   -----------   -----------   -----------
                                                    633,572       640,144     1,963,271     1,958,632
                                                -----------   -----------   -----------   -----------
NET (LOSS) INCOME                               $    (4,579)  $    52,292   $   (17,455)  $    73,198
                                                ===========   ===========   ===========   ===========

NET (LOSS) INCOME PER LIMITED
     PARTNERSHIP UNIT                           $     (0.38)  $      4.31   $     (1.45)  $      6.04
                                                ===========   ===========   ===========   ===========

PARTNERS' DEFICIT:
     Beginning of period                        $  (247,007)  $  (398,287)  $  (234,131)  $  (419,193)
     Net (loss) income                               (4,579)       52,292       (17,455)       73,198
                                                -----------   -----------   -----------   -----------
     End of period                              $  (251,586)  $  (345,995)  $  (251,586)  $  (345,995)
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



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------

                                                          Nine Months Ended
                                                     --------------------------
                                                       August 31,    August 31,
                                                          2001          2000
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                $   (17,455)  $    73,198
     Adjustments to reconcile net (loss) income to
         net cash provided by operating activities:
             Depreciation and amortization                406,191       402,120

         Changes in assets and liabilities:
             Decrease (increase) in accounts
                receivable                                 37,996       (30,165)
             Increase in prepaid expenses and
                deposits                                 (705,620)     (238,407)
             Increase in receivable from affiliate       (298,537)   (1,569,504)
             Increase in deferred expenses               (135,960)      (27,118)
             (Decrease) increase in accounts
                payable and accrued expenses              (61,610)      463,889
             Increase (decrease) in refundable
                tenant deposits                             2,841          (821)
                                                      -----------   -----------

             Total adjustments                           (754,699)   (1,000,006)
                                                      -----------   -----------

             Net cash used in operating activities       (772,154)     (926,808)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                    (320,532)     (436,811)
                                                      -----------   -----------

             Net cash used in investing activities       (320,532)     (436,811)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                  (183,324)     (240,764)
     Funding on mortgage notes payable                    757,692             0
                                                      -----------   -----------

             Net cash from (used in) financing
                activities                                574,368      (240,764)
                                                      -----------   -----------

NET DECREASE IN CASH
AND CASH EQUIVALENTS                                     (518,318)   (1,604,383)
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, beginning of period            661,654     2,572,203
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $   143,336   $   967,820
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION - Cash paid during period for
        interest                                      $   668,884   $   671,868
                                                      ===========   ===========

                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
                    ----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

              THREE AND NINE MONTHS ENDED AUGUST 31, 2001 AND 2000
              ----------------------------------------------------

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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Two, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at August 31, 2001 and for all periods presented have been made. The results of operations for the three-month and nine-month period ended August 31, 2001 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by American Spectrum Midwest, a wholly-owned subsidiary of CGS Real Estate Company, Inc. ("CGS"), an affiliate of the corporate general partner of the Registrant. Nooney Investors, Inc., a general partner, is a wholly-owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS.

NOTE D:

The (loss) income per limited partnership unit for the three and nine months ended August 31, 2001 and 2000 was computed based on 12,000 units, the number of units outstanding during the periods.

NOTE E:

CGS Real Estate Company, Inc. ("CGS"), an affiliate of the corporate general partner of the Registrant, is in the process of soliciting a consent of the limited partner of the Registrant and other limited partnerships for a proposed consolidation transaction. Pursuant to this proposed consolidation the properties owned by the Registrant would be combined with the properties of other real estate partnerships managed by CGS and its affiliates. These limited partnerships own office properties, industrial properties, shopping centers, and residential apartment properties. It is expected that the acquiror would in the future qualify as a real estate investment trust. Limited partners would receive shares of common stock in the acquiror which would be listed on a national securities exchange or the NASDAQ national market system.

The Partnership has paid a total of $2,153,580 in expenses relating to the impending transaction. These costs primarily relate to professional fees and are recorded as a Receivable from Affiliate. When the transaction is finalized, the Partnership will be compensated with additional stock. If the transaction is terminated, the Partnership will be reimbursed by CGS for all costs incurred.

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

                                   Three Months Ended            Nine Months Ended
                                        August 31,                  August 31,
                                    2001          2000          2001          2000
                                    ----          ----          ----          ----
Revenues:
  Jackson Industrial            $   210,321   $   246,016   $   630,887   $   640,263
  Maple Tree Shopping Center        146,937       140,394       445,374       443,980
  Park Plaza I & II                 131,039       147,422       416,363       431,322
  Morenci Professional Park         138,695       141,714       443,868       449,698
                                -----------   -----------   -----------   -----------
                                    626,992       675,546     1,936,492     1,965,263
                                ===========   ===========   ===========   ===========
Operating Profit (Loss):
  Jackson Industrial            $    (1,159)  $    31,017   $   (61,360)  $   (32,460)
  Maple Tree Shopping Center          6,063         4,889        39,193        23,576
  Park Plaza I & II                  17,702        32,785        67,151        96,561
  Morenci Professional Park          (8,422)       (3,201)       (9,317)       12,515
                                -----------   -----------   -----------   -----------
                                     14,184        65,490        35,667       100,192
                                ===========   ===========   ===========   ===========
Capital Expenditures:
  Jackson Industrial            $       -0-   $       -0-   $       -0-   $     3,711
  Maple Tree Shopping Center         86,865       127,805       315,306       343,605
  Park Plaza I & II                     518        21,894           518        29,842
  Morenci Professional Park             860        48,088         4,708        59,654
                                -----------   -----------   -----------   -----------
                                     88,243       197,787       320,532       436,812
                                ===========   ===========   ===========   ===========
Depreciation and Amortization:
  Jackson Industrial            $    62,159   $    57,630   $   183,295   $   173,582
  Maple Tree Shopping Center         22,698        20,195        63,875        60,948
  Park Plaza I & II                  18,156        21,566        60,469        62,374
  Morenci Professional Park          32,624        33,890        98,552       105,216
                                -----------   -----------   -----------   -----------
                                    135,637       133,281       406,191       402,120
                                ===========   ===========   ===========   ===========

Assets:
                                            August 31, 2001            November 30, 2000
                                            ---------------            -----------------

  Jackson Industrial                          $ 3,068,751                 $ 3,094,251
  Maple Tree Shopping Center                    1,761,397                   1,602,415
  Park Plaza I & II                             2,471,860                   2,239,962
  Morenci Professional Park                     1,876,155                   1,665,271
                                              -----------                 -----------
                                                9,178,163                   8,601,899
                                              ===========                 ===========

Reconciliation of segment data to the Partnership's consolidated data follow:

                                       Three Months Ended           Nine Months Ended
                                            August 31,                  August 31,
                                       2001          2000          2001          2000
                                       ----          ----          ----          ----
Revenues:
  Segments                          $   626,992   $   675,546   $ 1,936,492   $ 1,965,263
  Corporate and other                     2,001        16,890         9,324        66,567
                                    -----------   -----------   -----------   -----------
                                        628,993       692,436     1,954,816     2,031,830
                                    ===========   ===========   ===========   ===========

Net (Loss) Income:
  Segments                          $    14,184   $    65,490   $    35,667   $   100,192
  Corporate and other revenue             2,001        16,890         9,324        66,567
  Less: General and admin expenses      (20,764)      (30,088)      (62,446)      (93,561)
                                    -----------   -----------   -----------   -----------
  Net (loss) income                      (4,579)       52,292       (17,455)       73,198
                                    ===========   ===========   ===========   ===========

Depreciation and Amortization
  Segments                          $   135,637   $   133,281   $   406,191   $   402,120
  Corporate and other                       -0-           -0-           -0-           -0-
                                    -----------   -----------   -----------   -----------
                                        135,637       133,281       406,191       402,120
                                    ===========   ===========   ===========   ===========

Assets:
                                                August 31, 2001            November 30, 2000
                                                ---------------            -----------------

  Segments                                        $ 9,178,163                 $ 8,601,899
  Corporate and other                                 749,719                     827,839
                                                  -----------                 -----------
                                                    9,927,882                   9,429,738
                                                  ===========                 ===========

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

Liquidity and Capital Resources

Cash on hand as of August 31, 2001 is $143,336, reflecting a decrease of $518,318 from year ended November 30, 2000. Cash used in operating activities for the nine months ended August 31, 2001 was $754,699. Capital additions in the amount of $320,532 and payments on mortgage notes of $183,324 were made during the first three quarters of 2001. Cash was obtained from the refinancing of mortgage notes payable in the amount of $757,692 to be used for certain capital improvements in the future at the Registrant's properties. The Registrant plans to maintain adequate cash reserves and fund capital expenditures during the final quarter of 2001. The capital expenditures by property anticipated for the balance of 2001 are as follows:

                                   Leasing Capital  Other Capital       Total
                                   ---------------  -------------       -----
    Park Plaza I & II                 $  4,676        $    -0-        $  4,676
    Maple Tree Shopping Center          21,709          66,410          88,119
    Jackson Industrial                  13,359          15,000          28,359
    Morenci Professional Park           17,708          36,000          53,708
                                      --------        --------        --------
                                        57,452         117,410         174,862
                                      ========        ========        ========

Leasing Capital at all four of the Registrant's properties will fund tenant alterations and lease commissions for both new and renewal tenants. Other Capital at Maple Tree Shopping Center will be for a partial roof replacement, parking lot overlay, and canopy renovation. At Morenci Professional Park, Other Capital represents upgrades to the exterior lighting. At Jackson Industrial, Other Capital has been budgeted for required rail spur repairs. The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

The mortgage debt secured by Park Plaza, Morenci, and Maple Tree had a balance of $6,051,253 at August 31, 2001. The note bears interest at a rate of 9.01% per annum and calls for monthly installments of $57,348 including both interest and principal, through December 2004. As of April 18, 2001, the first mortgage debt on Jackson Warehouse has been refinanced. The newly refinanced debt had a principal balance of $3,600,000 upon commencement and remain at August 31, 2001. The floating interest rate on the debt is prime plus 1.5% and will expire its initial term on November 30, 2001, with an option to extend the term for an additional three years. For the initial term, the loan will have interest only due in monthly installments.

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

Results of Property Operations

The results of operations of the Registrant's properties for the quarter ended August 31, 2001 and 2000 are detailed in the schedule below. Revenues and expenses of the Registrant are not presented:

                         Jackson     Maple Tree       Park Plaza       Morenci
                       Industrial  Shopping Center     I and II      Prof. Park
                       ----------  ---------------  --------------   ----------
    2001
Revenues                $ 210,321       $ 146,937      $ 131,039      $ 138,695
Expenses                  211,480         140,874        113,337        147,117
                        ---------       ---------      ---------      ---------
Net (Loss) Income          (1,159)          6,063         17,702         (8,422)
                        =========       =========      =========      =========

    2000
Revenues                $ 246,016       $ 140,394      $ 147,422      $ 141,714
Expenses                  214,999         135,505        114,637        144,915
                        ---------       ---------      ---------      ---------
Net Income (Loss)          31,017           4,889         32,785         (3,201)
                        =========       =========      =========      =========


The operating results at Jackson Industrial reflect a decrease in revenue of $35,695 when comparing the quarter ended August 31, 2001 to the quarter ended August 31, 2000. This decrease is primarily due to a decrease in escalation revenue based on a change in the pro rata share of one of the property's two major tenants on certain reimbursable expenses. Expenses increased $3,519 when comparing the two quarters. This decrease was primarily due to interest expense for the property.

At Maple Tree Shopping Center, revenues increased $6,543 when comparing the quarter ended August 31, 2001 to the quarter ended August 31, 2000. This increase is primarily due to an increase in percentage rent revenues based on reported sales from the tenants located at the property. Expenses increased $5,369 when comparing the two quarters. This increase can primarily be attributed to increases in interest expense ($3,211), and general and administrative related expenses ($2,695).

Revenues at Park Plaza I & II decreased $16,383 when comparing the quarter ended August 31, 2001 to the quarter ended August 31, 2000. This decrease is primarily due to decreases in all tenant based revenues as a result of a decreased occupancy level than that of the same three month period last year. Expenses decreased when comparing the two quarters by $1,300. Although expenses remained relatively stable, the following fluctuations should be noted: a decrease in bad debt expense of ($9,741) was partially offset by increases in general and administrative expenses ($4,753), and vacancy related expenses ($3,404).

At Morenci Professional Park, revenues decreased $3,019 when comparing the quarter ended August 31, 2001 to the quarter ended August 21, 2000. This decrease was primarily due to a decrease in tenant based revenues as a result of the decreased occupancy level than that of the prior year comparison period. Expenses increased $2,202 when comparing the two quarters primarily due to increases in repairs and maintenance related expenses ($6,293), general and administrative expenses ($2,950), and interest expense ($3,180). These increases were partially offset by a decrease in bad debt expense ($10,582). The increase in repairs and maintenance is attributable to exterior painting at the property.

The occupancy levels of the Registrant's properties at August 31, 2001, 2000 and 1999 are as follows:

                                         Occupancy levels as of August 31,
         Property                     2001               2000             1999
         --------                     ----               ----             ----
Park Plaza I & II                      91%               100%              92%
Morenci Professional Park              77%                90%              93%
Maple Tree Shopping Center             97%               100%             100%
Jackson Industrial                    100%               100%              61%

At Park Plaza I & II, occupancy increased 3% to 91% during the quarter. Leasing activity consisted of one new tenant occupying 2,460 square feet. At Park Plaza I & II, no one tenant occupies 10% of the available space.

At Morenci Professional Park, occupancy decreased 7% to 77% during the quarter. Leasing activity consisted of two new tenants signing leases for 2,400 square feet, five tenants vacating 12,000 square feet, and one tenant renewing 2,400 square feet during the quarter. No tenant occupies more than 10% of the available space at Morenci Professional Park.

At Maple Tree Shopping Center, occupancy decreased to 97% during the quarter. Leasing activity consisted of one tenant renewing 1,600 square feet and two tenants vacating 1,600 square feet. The property has two major tenants who occupy approximately 18% and 42% of the available space with leases expiring in April 2005 and July 2004, respectively.

Jackson Industrial remained 100% occupied during the quarter. The property has two tenants who lease 61% and 39% of the available space, with leases expiring in November 2006 and July 2002, respectively.

The Registrant reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. The Registrant considers a history of operating losses or a change in occupancy to be primary indicators of potential impairment. The
Registrant deems the Property to be impaired if a forecast of undiscounted future operating cash flows directly related to the Property, including disposal value, if any, is less than its carrying amount. If the Property is determined to be impaired, the loss is measured as the amount by which the carrying amount of the Property exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimated fair value is based on the best information available, including prices for similar properties or the results of valuation techniques such as discounting estimated future cash flows. Considerable management judgement is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates.

2001 Comparisons
----------------

Consolidated revenues for the quarter ended August 31, 2001 and 2000 are $628,993 and $692,436, respectively. For the nine month period ended August 31, 2001 and 2000, revenues are $1,945,816 and $2,031,830, respectively. For the quarter ended, revenues decreased $63,443 when comparing August 31, 2001 to 2000 and for the nine month period ended revenues decreased $86,014 when compared to prior year. The decrease in consolidated revenues for the three and nine month periods can be attributed to decreases in tenant based revenues at two of the Registrant's properties as a result of lower occupancy levels and a decrease in interest income due to lower cash reserves.

As of August 31, 2001 and 2000 consolidated expenses for the quarter ended were $633,572 and $640,144, respectively. For the nine month period ended August 31, 2001 and 2000 consolidated expenses were $1,963,271 and $1,958,632, respectively. For the quarter ended, expenses decreased $6,572. This decrease can primarily be attributed to decreases in repairs and maintenance related expense ($10,560), professional service expense ($8,557), and various other operating expenses ($12,956). These decreases were partially offset by increases in interest expense ($1,858), depreciation and amortization ($2,356), insurance ($4,059), payroll ($10,776), and vacancy related expenses ($6,314). The decrease in repairs and maintenance expense is primarily due to a decrease in parking lot and landscaping maintenance costs at the Registrant's properties than that of prior year. The decrease in professional services can be attributable to a lower amount of those services necessary at the partnership level in 2001. The increase in payroll is primarily attributable to wage increases and leasing incentives to attain higher occupancy levels. For the nine month period ending August 31, 2001, expenses increased $4,639. This was primarily due to increases in depreciation and amortization ($4,071), real estate tax expense ($10,936), insurance ($7,782), payroll ($10,300), vacancy related expenses ($3,298), and various other operating expenses ($15,411). These increases were partially offset by decreases in interest expense ($2,984), repairs and maintenance expense ($24,543), and professional services ($18,459). The decreases in both repairs and maintenance expense and professional services, as well as the increase in payroll, have been addressed above in the three month consolidated comparisons. The increase in real estate tax expense can be attributed to tax consulting fees paid by Jackson Industrial in an effort to keep annual taxes and assessments at a lower level.

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

Inflation
---------

The effects of inflation did not have material impact upon the Registrant's operations in fiscal year 2000 and are not expected to materially affect the Registrant's operations in 2001.

PART II.   OTHER INFORMATION
----------------------------

Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------

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


Dated:    October 12, 2001             NOONEY REAL PROPERTY INVESTORS-TWO, L.P.
      -----------------------
                                       By:   NOONEY INVESTORS, INC.
                                              General Partner

                                       By:   /s/ Gregory J. Nooney, Jr.
                                             ---------------------------
                                             Gregory J. Nooney, Jr.
                                             Vice Chairman

                                       By:   /s/ Patricia A. Nooney
                                             ---------------------------
                                             Patricia A. Nooney
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